Form 10QSB
period 2000-06-30
REMOTE UTILITIES NETWORK INC
filed 2000-08-14
CIK 1082703

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
000-29477
10

                 REMOTE UTILITIES NETWORK, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                             86-088251
(State of organization) (I.R.S. Employer Identification No.)

995 S. Virginia St., Suite 116, Reno, NV 89502
(Address of principal executive offices)

Registrant's telephone number, including area code (775) 322-7552

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of June 30, 2000, there were 13,700,000 shares of common stock outstanding.



                 REMOTE UTILITIES NETWORK, INC.

                  (A Development Stage Company)

                              INDEX





                                                              Page #

PART I   FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed  Balance Sheets as of June 30, 2000  and  December      3
31, 1999


Condensed Statements of Operations for the Six Months  ended
June
30,  2000 and 1999, and for the Three Months ended June  30,
2000
and  1999  and from inception January 22, 1996 to  June  30,      4
2000.

Condensed Statements of Cash Flows for the Six Months  ended
June 30,
2000  and 1999 and from inception January 22, 1996  to  June      5
30, 2000.

Notes to Financial Statements as at June 30, 2000             6 - 9

Item 2 Management's Discussion and analysis of Financial
condition
and results of operations.                                       10


PART II  OTHER INFORMATION                                       11

REMOTE UTILITIES NETWORK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

BALANCE SHEETS

                                          June 30,    December 31,
                                           2000         1999
                                         (Unaudited)    (Audited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $48,671            $1
                                           ---------      --------
  Total Current Assets                       48,671             1
                                           ---------      --------
INTANGIBLE ASSETS, net of amortization of
$0                                            72,000        72,000

                                           ---------      --------
   TOTAL ASSETS                             $120,671       $72,001
                                           =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES - accounts payable        $3,330        $3,000
Due to shareholders                           39,745      (44,900)
                                           ---------     ---------
  Total Current Liabilities                   43,075      (41,900)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.001 Par Value;
  5,000,000 shares authorized
  0 shares issued and outstanding
  Common stock, $0.001 par value;
  20,000,000 shares authorized;
  13,700,000 shares issued and                13,700        13,700
outstanding
  Additional paid-in capital                 105,300       105,300
  Deficit accumulated during the
  development stage                         (41,404)       (5,099)
                                          ----------    ----------
  Total Stockholders' Equity                  77,596       113,901
                                          ----------    ----------

TOTAL 'LIABILITIES AND STOCKHOLDERS'
EQUITY'                                     $120,671       $72,001
                                          ==========     =========

* See accompanying notes to Financial Statements.
                                3

REMOTE UTILITIES NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                                                           During the
                                                                                        Development
                                                                                            Stage
                                       For the Six months        For the Three months   Jan. 22, 1996
                                        Ending June 30,            Ending June 30,       to June 30,
                                       2000          1999         2000         1999         2000
                                    (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)

REVENUE                                      $0            $0           $0           $0            $0

GENERAL, SELLING AND
ADMINISTRATIVE
EXPENSES                                 36,305            18       36,305           18        41,404


                                    -----------    ----------   ----------    ---------    ----------
LOSS BEFORE TAXES                        36,305            18       36,305           18        41,404

PROVISION FOR INCOME TAXES                    0             0            0            0             0
                                    -----------    ----------   ----------    ---------    ----------
NET LOSS                                $36,305           $18      $36,305          $18        41,404
                                    ===========    ==========   ==========    =========    ==========
BASIC & DILUTED LOSS PER SHARE           0.0027             0       0.0027            0         0.011

WEIGHTED AVERAGE SHARE
Outstanding - BASIC & DILUTED        13,700,000     4,286,111   13,700,000    6,500,000     4,703,186

* See accompanying notes to Financial Statements.

                                        4
REMOTE UTILITIES NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW


                                                                  Cumulative
                                                                  During the
                                                                  Development
                                                                     Stage
                                           For the Six months    Jan. 22, 1996
                                            Ending June 30,       to June 30,
                                            2000         1999        2000
                                        (Unaudited)  (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net Loss                                  $36,305           $18       $41,404

Adjustment to reconcile net loss to
net
cash used in operating activities:
Increase in accounts payable                   330                       3,330
NET CASH USED IN OPERATING               ---------      --------      --------
ACTIVITIES                                (35,975)          (18)      (38,074)
                                         ---------     ---------      --------
Advances from shareholder                   84,645                      39,745
Issuance of common stock for cash                                       47,000
NET CASH PROVIDED BY FINANCING           ---------     ---------      --------
ACTIVITIES                                  84,645             0        86,745
                                         ---------     ---------      --------
NET CHANGES IN CASH AND CASH             ---------      --------      --------
EQUIVALENTS                                 48,670          (18)        48,671

CASH AND CASH EQUIVALENTS -
beginning of period                              1             0             8

CASH AND CASH EQUIVALENTS -              ---------     ---------      --------
end of period                              $48,671         $(18)        48,671
                                         =========     =========      ========
SUPPLEMENTAL CASH FLOW
INFORMATION
Cash paid during the year -
Interest                                         0             0             0
                                         =========     =========      ========
Income taxes                                     0             0             0
                                         =========     =========      ========

* See accompanying notes to Financial Statements.
                                5

                 REMOTE UTILITIES NETWORK, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)

 NOTE  1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
        POLICIES

        General

             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report in SEC Form 10-SB.

        Nature of Operations
             Remote Utilities Network, Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No.
        7. In March 1999, the Company changed its name from Alexander-West, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (See Note 3 - Intangible Assets).

        Basis of Presentation
             The  accompanying  financial statements  have  been
        prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                                6

                 REMOTE UTILITIES NETWORK, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)

          Generate sales from the marketing of the product under its licensing agreement.


          Contemplating a private placement for the sale of shares of the Company's common stock.
          Contemplating a line of credit with an established financial institution.

        Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents
             The    Company   considers   all   highly    liquid
          investments   purchased  with original  maturities  of
          three months or less to be cash equivalents.

        Concentration of Credit Risk
             The   Company  places its cash in what it  believes
          to  be  credit-worthy financial institutions. However,
          cash   balances  may  exceed FDIC  insured  levels  at
          various times during the year.

        Intangible Assets
             Intangible assets consist of the Company's costs for the purchase of its licensing agreement. The costs are being amortized over the life of the agreement, which is ten years, once sales activities commence.

        Loss Per Share
             During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2000 and 1999, the Company had no potentially dilutive securities.

                                7

                 REMOTE UTILITIES NETWORK, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)

          Comprehensive Income
             In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000 and 1999, the Company has no

          items   that  represent  comprehensive  income    and,
          therefore,   has   not   included   a   schedule    of
          comprehensive  income   in the accompanying  financial
          statements.

          Income Taxes
             Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Impact of Year 2000 Issue
             As  of June 30, 2000, the Company does not have any
          computer   systems   or   customers   and   suppliers.
          Therefore, the issue of the year 2000 has no effect on the Company's current activities.

NOTE 2 -  RELATED PARTY TRANSACTIONS

          Office and Administrative Expenses
             The Company neither owns nor leases any real or personal property. A stockholder provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

          Advances from Stockholder
             Advances  from  stockholder as of  June  30,  2000,
          consist of $39,745 non-interest bearing advances  from
          the   majority  stockholder  to  pay  for  Legal   and
          Administrative expenses.

NOTE 3 -  INTANGIBLE ASSETS

             In June 1999, the Company entered into a 10-year license agreement with a company that the current management has a minority common stock ownership. The license agreement is for the manufacturing and marketing of Autoeye Multi-Vehicle Surveillance System ("AMVSS), which is to be marketed to automotive dealerships. In August 1999, the Company's Board of Directors approved the issuance of 7,200,000 shares of the Company's common stock as payment for the license agreement. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the stock was valued at $72,000, or $0.01 per share, which is the fair market value of the shares based on
                                8

                 REMOTE UTILITIES NETWORK, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)

          the per share price received from the Company's private placement completed on March 31, 1999.

NOTE 4 -   STOCKHOLDERS' EQUITY

             The aggregate number of stock that the Company has authority to issue is 25,000,000 shares, of which 20,000,000 shares shall be common stock at a par value of $0.001 and 5,000,000 shares shall be preferred stock at a par value of $0.001.

             The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of June 30, 2000, the Board of Directors has not established any series of preferred shares.

                                9

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION OR PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of its Form
10-SB filed with the SEC on May 24, 2000.

                            Employees

The Company is currently in a start-up phase with no full time employees. It is expected that as funds become available the six current part time employees (hired between March and May 2000) may become full time employees and additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. Currently all part time salaries are borne by Autoeye Inc. until such time as the product is finished and ready to market, which was also a condition of the licensing agreement with Autoeye.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Form 10-SB, filed on May 24, 2000. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Form 10-SB, filed on May 24, 2000.
     These exhibits are incorporated by reference to that Form.

27   Financial Data Schedule

Reports on Form 8-K:   None.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Remote Utilities Network, Inc.



                           By: Robert Gentles
                              Robert Gentles, CFO



                           Date: 11th August, 2000