Form 10QSB
period 2000-09-30
REMOTE UTILITIES NETWORK INC
filed 2000-11-08
CIK 1082703

UNITED STATES
                SECURITEIS AND EXCHANGE COMMISSION

                       Washington, DC 20549



                            FORM 10-QSB
     QUARTLEY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE

                  1934 ACT REPORTING REQUIREMENTS


[X] QUARTERLY REPORT UNCER SECTION 13 OR 15(D) OF SECURITES
     EXCHANGE ACT OF 1934



For the quarterly period ended September 30,2000
Commission File No. 000-29477

                  REMOTE UTILITIES NETWORK, INC.

      (Exact name of registrant as specified in its charter)


       Nevada                                      86-088251
(State of organization)     (I.R.S. Employer Identification No.)


955 S. Virginia St., Suite 116 Reno, NV 89502
(Address of principal executive offices)

Registrant's telephone number, including area code(775) 332-7552

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filling requirements for the past 90 days. Yes X

As of September 30, 2000, there were 13,700,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  REMOTE UTILITIES NETWORK, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000

                              INDEX


BALANCE SHEETS                                                  1


STATEMENTS OF OPERATIONS                                        2


STATEMENTS OF CASH FLOWS                                        3

NOTES TO FINANCIAL STATEMENTS                               4 - 5







                      REMOTE UTILITIES NETWORK, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS


                                                September 30,  December 31,
                                                     2000          1999
                                                 (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  15,466      $       1
  Inventory                                            49,954              -
  Due from related party                                    -         44,900
  Prepaid expenses                                     10,000              -
                                                    ---------      ---------
  Total current assets                                 75,420         44,901

PROPERTY AND EQUIPMENT                                 43,425              -

INTANGIBLE ASSETS                                      72,000         72,000
                                                    ---------      ---------
    TOTAL ASSETS                                    $ 190,845      $ 116,901
                                                    =========      =========
  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  13,848      $   3,000
  Due to related parties                              222,154              -
                                                    ---------      ---------
    TOTAL LIABILITIES                                 236,002          3,000
                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value;  5,000,000
shares
      Authorized,   -0-   shares   issued   and             -              -
outstanding
   Common  stock,  $.001 par value;  20,000,000
shares
    authorized,  13,700,000 shares  issued  and        13,700         13,700
outstanding
  Additional paid-in capital                          105,300        105,300
   Deficit  accumulated during the  development
stage                                               (164,157)      (  5,099)
                                                    ---------      ---------
    Total stockholders' equity (deficit)            ( 45,157)        113,901
                                                    ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                      $ 190,845      $ 116,901
                                                    =========      =========

The accompanying notes are an integral part of the financial statements.

                         REMOTE UTILITIES NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                             Cumulative
                                                                                           From Inception
                                     For the Quarter Ended    For the Nine Months Ended   (January 22, 1996)
                                         September 30,             September 30,           to September 30,
                                       2000          1999         2000         1999              2000

REVENUE                               $       -      $      -     $       -   $      -        $       -

EXPENSES
    General   and   administrative
expenses                                122,753         3,059       159,058      3,078          164,157
                                     ----------      --------    ----------   --------       ----------

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES            (122,753)       (3,059)     (159,058)    (3,078)        (164,157)

PROVISION FOR INCOME TAXES                    -             -             -          -                -
                                     ----------      --------    ----------   --------       ----------
NET LOSS                             $(122,753)      $(3,059)    $(159,058)   $(3,078)       $(164,157)
                                     ==========      ========    ==========   ========       ==========
NET LOSS PER COMMON SHARE

  Basic and diluted                  $    (.01)      $  (.00)    $    (.01)   $  (.00)
                                     ==========      ========    ==========   ========

The accompanying notes are an integral part of the financial statements.

                         REMOTE UTILITIES NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                       Cumulative
                                                                                      From Inception
                                                   For The Nine Months Ended        (January 22, 1989)
                                                   September 30, (Unaudited)          to September 30,
                                                      2000            1999               2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(159,058)         $(3,078)         $(164,157)
  Depreciation and Amortization                           2,200                -              2,200
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Prepaid Expenses                                     (10,000)                -           (10,000)
  Increase in accounts payable and accrued
expenses                                                 10,848                -             13,848
                                                     ----------         --------         ----------
Net cash provided by (used in) operating
activities                                            (156,010)          (3,078)          (158,109)
                                                     ----------         --------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (45,625)                -           (45,625)
                                                     ----------         --------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to/from related party                             217,100                -            172,200
  Issuance of common stock for cash                           -                -             47,000
                                                     ----------         --------         ----------
Net cash provided by financial activities               217,100                -            219,200
                                                     ----------         --------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                15,465                -             15,466

CASH AND CASH EQUIVALENTS - BEGINNING                         1                -                  -
                                                     ----------         --------         ----------
CASH AND CASH EQUIVALENTS - ENDING                   $   15,466         $(3,078)         $   15,466
                                                     ==========         ========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid for interest                             $        -         $      -         $        -
                                                     ==========         ========         ==========
  Cash paid for taxes                                $        -         $      -         $        -
                                                     ==========         ========         ==========

NON-CASH INVESTING AND FINANCING ACTIVITY

 In December 1999, the Company issued 7,200,000 shares of the Company's common stock with a fair market value of $72,000 as payment for a license agreement.

 During the third quarter of 2000, a related party contributed inventory totaling $49,954, which was recorded as a loan due to related party.

The accompanying notes are an integral part of the financial statements.

                  REMOTE UTILITES NETWORK, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)   Nature of Operations

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 1999.

          Remote Utilities Network, Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. In March 1999, the Company changed its name from Alexander-West, Inc. to its current name. The Company ws incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement.

          b)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         c)   Basis of Presentation

          The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

          d)   Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                 REMOTE UTILITIES NETWORK, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000

 NOTE   1   -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING   POLICIES
 (Continued)

          e)   Inventory

          Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO").
          Inventory consists mainly of various parts and raw materials.

          f)   Property and Equipment

          Property and equipment are recorded at cost. Depreciation is computer using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

          g)   Intangible Assets

          Intangible assets consist of the Company's costs for the purchase of its licensing agreement. The costs are being amortized over the life of the agreement, which is ten years, once sales activities commence.

          h)   Income Taxes

          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          i)   Stock-Based Compensation

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          j)   Earnings Per Share

          SFAS   No.   128,   "Earnings   Per   Share"   requires
          presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

          The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                 REMOTE UTILITIES NETWORK, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000

 NOTE   1   -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING   POLICIES
 (Continued)

          j)   Earnings per Share (continued)

                                    September 30,
                                  2000         1999

            Basic and diluted   13,700,000      13,700,000
                                ==========      ==========

          k)   Comprehensive Income

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", was issued establish standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule
          Comprehensive Income in the accompanying financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS
         Office and Administrative Expenses

          The Company neither owns nor leases any real or personal property. A stockholder provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

          During the nine months ended September 30, 2000, a related party sold $________ of inventory to the Company. This payable is recorded in due to related party. This related party also advanced the Company $_________.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at cost, consisted of the following:

                                             September 30,
                                           2000         1999
         Computer Equipment             $  10,285       $      -
         Computer Software                 18,808              -
         Furniture     and      Office     13,225              -
         Equipment
         Leasehold Improvement              3,307              -
                                        ---------       --------
                                           45,625              -
         Less:             Accumulated    (2,200)              -
         Depreciation
                                        ---------       --------

         Net Property and Equipment     $  43,425       $      -
                                        =========       ========

For the nine months ended September 30, 2000, depreciation and amortization expense was $2,200.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended the Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

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



                                   Remote Utilities Network, Inc.

                                    By: ________________________
                                            David Phan, President