Form 10KSB
period 2000-12-31
REMOTE UTILITIES NETWORK INC
filed 2001-04-02
CIK 1082703

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-29477





                REMOTE UTILIES NETWORK, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                             86-088251
(State of organization) (I.R.S. Employer Identification No.)

540 5th Ave. S.W., Suite 930 Calgary, Alberta, Canada T2P 0M2
(Address of principal executive offices)

Registrant's telephone number, including area code (403) 264-7356

Securities registered under
Section 12(g) of the Exchange Act: Common stock, $0.001 par value per share
                                   Preferred stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 0

As of December 31, 2000, the registrant had 13,700,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Remote Utilities Network, Inc. is a Nevada corporation formed on January 22, 1996. We were formed under the name Alexander-West, Inc. On March 15, 1999, we changed our name to Remote Utilities Network, Inc. in order to assemble the capital, management resources, and marketing rights required to establish ourselves as a supplier of security systems for wireless mobile asset surveillance. Our principal place of business is located at Suite 930, 540-5th Ave. S.W., Calgary, Alberta, Canada T2P 0M2.

On January 22, 1996, Remote issued 1,600,000 shares of its stock to Robin Gardner, the initial director and sole officer of Remote. On January 22, 1996, Remote also issued
100,000 shares each to the four remaining founders of Remote. On or about February 26, 1999, Ms. Gardner sold
1,500,000 shares owned by her to eight individuals who were non-affiliates of Remote in reliance on Section 4(1) of the Securities Act.

On February 22, 1999, Remote issued 4,500,000 shares of its common stock to 15 individuals for a total consideration of $45,000 cash pursuant to Rule 504 of Regulation D.

On June 30, 1999, Remote entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, Remote issued 7,200,000 shares of its common stock to Autoeye. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to Remote. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by Remote in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees and employee salaries. In addition, during the development phase, Autoeye is to provide Remote with office space, at no cost to Remote, to perform its administrative tasks, sales, marketing, research and development of the Autoeye system.

Remote is currently negotiating a letter of intent with Telus Corporation, Canada's second largest telecommunications company with 1999 revenues of US$3.9 billion. Telus is a multi-national corporation serving approximately 7 million customers - 23% of Canada's population. To date, negotiations and open discussions have been conducted in regards to Telus being responsible for assuming the surveillance function and initiating the dispatch of a pre-determined security agent of all the multi-vehicle systems installed and operational in Canada and the U.S. In addition, Telus would be responsible for overseeing the maintenance and monitoring of software/hardware in regards to the Autoeye project. Further ongoing open discussions/negotiations have also been conducted with Telus in regards to Telus extending the use of its national sales team to assist Remote in marketing the Autoeye product to their clientele base. Remote anticipates this letter of intent to be completed within 30 to 90 days of the effectiveness of this registration statement. In the interim, direct sales of the Autoeye system will be conducted by Remote. At present, there are no contracts or binding obligations existing between Telus and Remote and we cannot assure that any agreement will ever be reached.

We have a web-site that can be visited at www.runcorp.com.

                     Business of Issuer

Remote is in the testing stages of the Autoeye system for wireless multi-vehicle surveillance of motor vehicles. We plan to develop and market the multi-vehicle security systems, which consists of sensor units placed in each vehicle. Each vehicle is monitored on a full-time basis and any incidence of theft or vandalism is reported by the system at the time of the event; allowing for an immediate response. We also plan to offer surveillance systems to other applications such as large overnight lots, fleet lots, trucking companies and parking garages once the auto dealership market is established.

We are currently nearing completion of Phase II testing of the Autoeye system. Consequently, Remote has no sales of this system to date and product inventory is limited to what is currently being utilized in the testing. Subsequent to finalization of the testing, Remote will offer the Autoeye system to multi-vehicle parking lots, primarily the automobile dealer industry, where theft and vandalism is one of the fastest growing concerns. The Autoeye system includes multiple sensor units, which are placed one per vehicle. Each vehicle will be monitored on a full-time basis and any incidence of theft or vandalism will be reported by the system at the time of the event, allowing for an immediate response. The Autoeye system will be tailored to the needs of the automobile dealers market throughout North America. Once the auto dealership market is established, Remote plans to also offer surveillance systems to other applications such as large overnight vehicle parking lots, fleet lots, trucking companies and parking garages.

Consisting of a wireless sensor unit that is placed in a vehicle, the Autoeye system reports to the central control computer via a radio frequency network. The sensor monitors changes in voltage, vehicle attitude or motion. The software that drives the central processing unit interprets information gathered throughout the network and reacts as required. When an alarm incident occurs, the central processing unit initiates the central controlled television cameras to begin recording the event. In this way the alarm is confirmed and recorded.

Management believes that the Autoeye system is the first of its kind in the security industry to use radio frequency technology in combination with specialized hardware and software to create a comprehensive network between every vehicle equipped with a multi-vehicle surveillance system sensor. This allows for controlled asset management. The central control computer not only handles any alarm condition, more importantly it constantly monitors the entire network of sensors and radio frequency repeaters to ensure the integrity of the total system at all times.

The Autoeye system can monitor over 1,000 vehicles with 24 hour surveillance.

  1. Upon the vehicle's arrival on the lot, both the sensor and the vehicle's VIN# are entered into the system, either manually or by scanning. The Autoeye alarm sensor is then placed on the interior dashboard and draws its power from the cigarette lighter socket.
2. A bar code scanner is available for scanning the sensor bar code and the bar code on the vehicle's description sheet.
3. The VIN# is automatically decoded and all important vehicle information like its make, model, year, color, trim package and engine size, is extracted.
4. The scanner is then connected to the central computer and the information is uploaded.

We have developed a strategy to position ourselves as a supplier of the Autoeye motor vehicle security system by initially introducing the system to the Western United
States and Canadian market place.

While we intend to focus our efforts to take advantage of the needs of the automobile dealers industry, management has identified needs in several potential markets for similar security systems which could provide a comprehensive and effective deterrent against theft and vandalism of any mobile assets, particularly in large vehicle lot situations, such as boats, trailers, mobile homes, etc.

We are developing a marketing plan to introduce and expand our market base. Once the multi-vehicle systems have been successfully launched through automobile dealers, we plan to introduce a single vehicle surveillance system through new car dealers who have purchased and are utilizing the multi-vehicle system for their own dealerships. Management believes this plan provides the individual car buyer an ideal situation to actually see the system working at the dealership before purchasing.

We are reliant upon an industry, initially automobile dealerships, not on one or a few major customers. We have identified the overall target market to be large vehicle lot operators and are focusing our initial marketing efforts on the primary target market, automobile dealerships. Then, expansion across similar segments, such as truck and other fleet lots, hotel, airport as well as amusement lot operations.

                     Product Development

Phase I of testing of the Autoeye system, which has been completed, was conducted on a limited basis with only a few vehicle security sensors operating simultaneously under laboratory and field conditions. The object of Phase I of testing was to verify that the original theoretical concept/design operated in practice as anticipated. The results of Phase I of testing indicated that the product operated as expected in these limited conditions.

Phase II of testing is currently being conducted. Its object is to verify the original concept under a fully operational environment, in the field utilizing more than 300 vehicle security sensors in a working environment, such as a dealership lot. Remote anticipates completion of Phase II of testing before the end of the first quarter 2001.
Results from the completion of Phase II of testing will indicate whether or not the Autoeye system operates as expected in a multi-vehicle lot, alarming of any incidence of vehicle theft, intrusion, vandalism as it occurs to a central monitoring station and assists/enhances inventory management control. Upon the successful completion of Phase II of testing, one of Remote's leading suppliers of the wireless technology, Murandi Communications Ltd., will be making application to the Federal Communications Commission (F.C.C.) and Industry Canada on Remote's behalf in regards to the use of a specific radio band (900 MHz). As the 900 MHz radio bandwidth falls within the public sector, Remote has been assured by Murandi that the application for registration being sought is purely a formality. The cost of registration with the F.C.C. and Industry Canada is US$15,000.00. Autoeye, as a condition of the license agreement with Remote, will bear these development costs. Upon registration with the F.C.C. and Industry Canada, the Autoeye system will be ready to market.

                         The Product

Management is unaware of any equivalent product currently using this proactive technology, which combines inventory management control and security control. With the Autoeye system, a central monitoring station is notified instantly when a vehicle is being stolen or vandalized, as opposed to reactive/recovery technology, such as Onstar and LoJack, which can only be utilized after the discovery that a vehicle has been stolen or vandalized.

Key components of the units are contracted out to several high-tech companies in Western Canada who specialize in miniaturization of electronic components, as required in satellites. Upon completion of the manufacturing and receipt of these key components, the respective units are assembled at our facility in Calgary, Alberta, Canada, to ensure the highest standard of quality, and to provide additional integrity of the product. Our main suppliers are Murandi Communications Ltd., Mouser Electronics and Digi-Key Corporation. To date, these expenses have been paid by Autoeye as a condition of the license agreement. Remote will not be responsible for these expenses until the product is ready to market.

Pursuant to the terms of the license agreement with Autoeye, all costs of research and development of the Autoeye system incurred by Remote will be paid by Autoeye. During the last two fiscal years, Autoeye has paid research and development costs of US$560,000. No research and development costs were borne by either Remote or its customers.

                           Patents

Through the license agreement with Autoeye, Remote has been granted the use of Patent Pending CA 2224671, which covers the wireless remote sensor of the Autoeye system. The initial application for the patent expired on October 12, 2000 so reapplication was made in September 2000. Once the patent has been finalized, it will be valid for a period up to 20 years. The Patent Pending, currently under review, is expected to be completed by the second quarter of 2001. As of the date of the prospectus, Remote has not been made aware of any similar technology to the Autoeye system by the Patent Office.

                 Customer Profile and Target

  1. The main target market segment being large lot operators, further defined for collecting data and monitoring the "primary" market segment, automobile dealerships
2. Automobile dealerships with an inventory in excess of 100 vehicles will present the greatest initial opportunities for success
3. Primary usage of the Autoeye system will be the security function with a rollout of information retrieval, inventory and traffic control
4. Customer acceptance will be enhanced by our ability to limit liability and insurance exposure

Initially, direct sales will be targeted towards the automobile insurance companies and will be conducted in-house. Sales individuals will be retained by Remote and will be compensated on a 100% commission basis. The commission structure will be paid using a sliding scale: 5% payable on the first US$100,000.00 in sales; 3% payable on the next US$100,000.00 in sales; and 2% payable on sales over and above US$200,000.00. In addition, negotiations are currently being conducted with a sales agent network that is based across Canada to extend the use of its national sales team to assist Remote in marketing the Autoeye system to their clientele base.

                      Industry Analysis

1.   According to Doane Raymond's Vehicle Surveillance
     Systems Valuation Report dated January 27, 1998, the
     North American primary market consists of over 22,000 new vehicle and 80,000 used vehicle automobile dealerships. The National Automobile Dealership
     Association reports that the ratio is 5 used vehicle dealerships for every 1 new vehicle dealership in Canada and 8 used vehicle dealerships for every 1 new vehicle dealership in the United States. Forty percent of the dealerships in North America are foreign car dealerships. These statistics are publicly available on the National Automobile
     Dealership Association website at
     http://www.nada.org/content/MediaCenter/StatsandTrends
     /NadaData/NADAdata.htm or through Bizstats.com at http://www.bizstats.com/autodealers.htm.

     Doane Raymond, a Canadian member firm of Grant
     Thornton International, are the auditors to Autoeye, Inc. The survey was conducted at Autoeye's request and at its expense for the purpose of estimating the fair market value for the vehicle surveillance system owned by Autoeye at March 31, 1997. There is no direct relationship between Remote and Doane Raymond.

2. Insurance incentives will provide opportunities for expansion and growth, such as ongoing discussions with Chrysler Insurance Corporation - subsidiary of
     Chrysler Financial Corp. Canada and The Hartford,
     Canada.

3. Management anticipates the marketplace to remain stable, allowing for consistent growth and demand.
     Although there has been a small decline in the number of incidents of auto theft and vandalism reported over the past five years, the dollar value of the vehicles has increased. According to the Motor Vehicle Theft Report dated October 17, 1999, the F.B.I. reported the following for 1998:

* In 1998, an estimated 1.2 million motor vehicles were reported stolen nationwide, representing an 8% drop in motor vehicle thefts from the 1997 levels and the lowest number since 1986.
* The estimated total value of vehicles stolen nationwide was nearly $7.5 billion. The estimated average value of stolen motor vehicles at the time of theft was $6,030 per vehicle.
* Seventy-six percent of all vehicle thefts involved automobiles. Trucks and buses accounted for 19 percent, and the remainder included other types of vehicles.

     This report can be accessed through the F.B.I's website at www.fbi.gov/pressrm/pressrel/pressrel99/ucr98.htm

4. Further market opportunities will be facilitated with expanding product line options. Research and development is currently being conducted on a consumer version while providing system servicing to Remote's customers.

Competition

The market for motor vehicle security systems is becoming more and more competitive. We will face strong existing competition for similar products and expect to face significant competition from new companies or existing companies who may develop products such as ours. We face competition on the basis of price, reputation and quality distinctions among available products. Currently, we have no financing, name recognition or market recognition as compared to our competitors which will enable them to compete more effectively in the wireless motor vehicle surveillance industry. Once our product is ready to market, we will be competing directly with well known, established companies such as LoJack and General Motors who develops Onstar.

Employees

We are currently in a start-up phase with no full time employees. It is expected that as funds become available the six current part time employees may become full time employees and additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. Currently, all part time salaries are borne by Autoeye, Inc. until such time as the product is finished and ready to market, which was also a condition of the license agreement with Autoeye.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our principal administrative, sales, marketing, research and development offices are located at 540 5th Ave. S.W., Suite 930, Calgary, Alberta, Canada T2P 0M2. We have a limited use of this facility through the license agreement with Autoeye. Autoeye provides this space and other office services to Remote for $1,000 per month, which has been recorded in our financial statements with a corresponding $12,000 contribution to capital as of December 31, 2000.

Since Remote is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 995 S. Virginia St., Suite 116, Reno, Nevada 89502. No activities take place in the resident office. All other activities have been consolidated to the facility described above.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the most recent quarter.

                           PART II

ITEM 5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information

At present, our shares are not traded publicly. Remote hopes to have its common stock quoted on the OTC Bulletin
Board.

Effect of Penny Stock Rules

The "penny stock" rules could make selling shares more difficult for the selling security holders. Our common stock will be a "penny stock," under Rule 3a51-1 under the Securities Exchange Act of 1934 unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. The shares are likely to remain penny stocks for a considerable period after the shares that are being offered are sold. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Securities exchange Act that require securities broker-dealers, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability to sell their shares into any secondary market for our common stock and also limit the ability of any subsequent shareholders to sell the shares in the secondary market.

Holders

There are approximately 287 holders of Remote's common stock.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale

10,005,000 of the 13,700,000 outstanding shares of Remote's common stock are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act, and as such may only be sold pursuant to an effective registration statement under the Securities Act, or in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act.

In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Remote, as that term is defined under the Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

        Management's Discussion And Plan Of Operation

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between US$500,000 and US$5,000,000 months over the next 24 months which we will utilize in purchasing inventory, marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Remote. It is anticipated that an initial injection of US$500,000 will be required within the next 6 months. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We hope to generate sales from the marketing of the product under the license agreement. This is expected to be conducted from the second quarter of 2001, once
     Phase II of testing and registration with the F.C.C.
     and Industry Canada has been completed. Management estimates that each auto dealership that purchases the Autoeye system will on average result in net revenues of US$50,000.00 to Remote. We are currently conducting ongoing discussions with large auto manufacturing companies and auto insurance companies in regards to the sale of the Autoeye product and we anticipate securing contracts in the second quarter of 2001, subject to completion of testing and registration. Remote does not currently have any formal sales contracts with interested parties.

3. Should management decide that raising funds by means of a secondary public offering or one or more private placements would be detrimental to Remote and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the purchasing of inventory, marketing and general working capital purposes.

Our monthly expenditures are minimal as Autoeye currently bears the operational and development costs pursuant to the license agreement which are approximately US$12,000 per month. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the 2nd quarter of 2001. Once the product is ready to be made available for sale, unless the license agreement is extended, Remote will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The increase in operating expenditures from $6,299 in 1999 to $200,996 in 2000 is due to the expense of retaining attorneys, accountants and consultants required to assist
Remote in becoming a publicly traded company on the OTC
Bulletin Board.

Currently, Autoeye is the beneficial owner of 52.55% of Remote's common stock.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999

                 Remote Utilities Network, Inc.
                  (A Development Stage Company)


                      FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



                              INDEX


                                                              Page
DECEMBER 31, 1999 AND 1998 (AUDITED):

Independent Auditors' Report                                   F2

Balance Sheets                                                 F3

Statements Of Operations                                       F4

Statement Of Stockholders' Equity                              F5

Statements Of Cash Flows                                     F6-F7

Notes To Financial Statements                                F8-F16



                             - F1 -





                   INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
 REMOTE UTILITIES NETWORK, INC.

We have audited the accompanying balance sheets of Remote Utilities Network, Inc. (formerly Alexander-West, Inc.) (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 22, 1996 (inception) to December 31, 2000. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Utilities Network, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from January 22, 1996 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         /s/ Merdinger, Fruchter Rosen & Corso, P.C.
                         MERDINGER, FRUCHTER ROSEN & CORSO, P.C.
                         Certified Public Accountants

Los Angeles, California
February 8, 2001
                              - F2 -




                         REMOTE UTILITIES NETWORK, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
          ASSETS
       CURRENT ASSETS
        Cash and cash equivalents                          $ 22,382     $      1
        Inventory                                            51,376            -
        Due from related party                                    -       44,900
        Prepaid expenses                                     10,000            -
                                                           --------     --------
           Total Current Assets                              83,758       44,901

        Property and equipment, net of
         depreciation of $3,317                              46,251            -

       INTANGIBLE ASSETS, net amortization of $0              7,200        7,200
                                                           --------     --------
          TOTAL ASSETS                                     $137,209     $ 52,101
                                                           ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES
        Accounts payable and accrued expense               $ 12,423     $  3,000
        Due to related party                                264,681            -
                                                           --------     --------
             TOTAL LIABILITIES                              277,104        3,000
                                                           --------     --------

       STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred stock, $.001 par value; 5,000,000
         shares authorized; -0- shares issued and
         outstanding                                              -            -
        Common stock, $.001 par value; 20,000,000
         shares authorized;13,700,000 shares issued          13,700       13,700
         and outstanding
        Additional paid-in capital                           57,900       40,500

         Deficit accumulated during
          the development stage                             (211,495)    ( 5,099)
                                                           ---------    --------
            Total Stockholders' Equity (Deficit)            (139,895)     49,101
                                                           ---------    --------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                $ 137,209    $ 52,101
                                                           =========    ========







The accompanying notes are an integral part of the financial statements.

                                     - F3 -


                       REMOTE UTILITIES NETWORK, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                                                     Cumulative
                                             For the Year Ended    From Inception
                                                December 31,     (January 22, 1996)
                                             ------------------    to December 31,
                                               2000      1999           2000
                                             --------  --------       ---------

REVENUE                                      $      -  $      -       $       -

EXPENSES
  General and administrative expenses         200,996     6,299         208,495
                                             --------  --------       ---------

LOSS FROM OPERATIONS                         (200,996) (  6,299)       (208,495)
                                             --------  --------       ---------

OTHER INCOME (EXPENSE)
 Interest income                                1,400     2,400           3,800
 Interest expense                            (  6,800)        -        (  6,800)
                                             --------   -------       ---------
Total other income (expense)                 (  5,400)    2,400        (  3,000)
                                             --------   -------       ---------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                            (206,396)   (3,899)       (211,495)

PROVISION FOR INCOME TAXES                          -         -               -
                                             --------   -------       ---------

NET LOSS                                    $(206,396)  $(3,899)      $(211,495)
                                            =========   =======       =========

NET LOSS PER COMMON SHARE

  Basic and diluted                         $(   0.02)  $( 0.00)
                                            =========   =======




The accompanying notes are an integral part of the financial statements.

                                   - F4 -



                         REMOTE UTILITIES NETWORK, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Deficit
                                                                          Accumulated
                                          Common Stock       Additional    during the
                                      --------------------     Paid-in    Development
                                       Shares       Amount     Capital       Stage       Total
                                      ---------    -------     --------     -------     --------
Balance at January 22, 1996                   -    $     -     $      -     $     -     $      -

Issuance of shares for cash:
  January 22, 1996 at $0.001          2,000,000      2,000            -           -        2,000

Net loss                                      -          -            -      (  400)    (    400)
                                      ---------    -------     --------     -------     --------
Balance at December 31, 1996          2,000,000      2,000            -      (  400)       1,600


Net loss                                      -          -            -      (  400)    (    400)
                                      ---------    -------     --------     -------     --------
Balance at December 31, 1997          2,000,000      2,000            -      (  800)       1,200


Net loss                                      -          -            -      (  400)    (    400)
                                      ---------    -------     --------     -------     --------
Balance at December 31, 1998          2,000,000      2,000            -      (1,200)         800

Issuance of shares for cash:
  March 8, 1999 at $0.01                350,000        350        3,150           -        3,500
  March 26, 1999 at $0.01               405,000        405        3,645           -        4,050
  March 29, 1999 at $0.01               250,000        250        2,250           -        2,500
  March 30, 1999 at $0.01             1,595,000      1,595       14,355           -       15,950
  March 31, 1999 at $0.01             1,900,000      1,900       17,100           -       19,000

Issuance of shares for acquisition    7,200,000      7,200            -           -        7,200

Net loss                                      -          -            -      (3,899)    (  3,899)
                                     ----------    -------     --------     -------     --------
Balance at December 31, 1999         13,700,000     13,700       40,500      (5,099)      49,101

Contributed capital                           -          -       17,400           -       17,400

Net loss                                      -          -            -    (206,396)    (206,396)
                                     ----------   --------     --------   ---------    ---------
Balance at December 31,  2000        13,700,000   $ 13,700     $ 57,900   $(211,495)   $(139,895)
                                     ==========   ========     ========   =========    =========

The accompanying notes are an integral part of the financial statements.

                                     - F5 -


                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS

                                               For The Year Ended      From Inception
                                                  December 31,       (January 22, 1996)
                                           -------------------------   to December 31,
                                               2000          1999           2000
                                           ------------   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $  (206,396)   $  (3,899)    $ (211,495)
 Depreciation and amortization                   3,317          800          5,317
 Interest income/expense, net                    5,400       (2,400)         3,000
 Rent and office expense                        12,000        2,400         14,400
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Increase in prepaid expenses                 ( 10,000)           -       ( 10,000)
 Increase in organization costs                      -            -       (  2,000)
 Increase in accounts payable and
  accrued expenses                               9,423        3,000         12,423
                                             ---------    ---------     ----------

Net cash used in operating activities         (186,256)     (    99)      (188,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment          ( 49,568)           -       ( 49,568)
                                             ---------    ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to/from related party                     258,205      (44,900)       213,305
 Issuance of common stock for cash                   -       45,000         47,000
                                            ----------    ---------     ----------

Net cash provided by financial activities      258,205          100        260,305
                                            ----------    ---------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS       22,381            1         22,382

CASH AND CASH EQUIVALENTS - BEGINNING                1            -              -
                                             ---------    ---------     ----------

CASH AND CASH EQUIVALENTS - ENDING           $  22,382    $       1     $   22,382
                                             =========    =========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE YEAR

  Interest expense                           $       -    $       -     $        -
                                             =========    =========     ==========
  Income taxes                               $       -    $       -     $        -
                                             =========    =========     ==========



The accompanying notes are an integral part of the financial statements.

                                  - F6 -



                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                    STATEMENT OF CASH FLOWS (Continued)



NON-CASH INVESTING AND FINANCING ACTIVITY

For the year ended December 31, 2000
- ------------------------------------

  a) A related party contributed inventory totaling $51,376, which was recorded as a loan due to the related party (see Note 2).

  b) A related party provided office space and administrative services to the Company, totaling $12,000, which the Company has recorded as a capital contribution (see Note 2).

  c) The Company had advances to/from a related party, of which the interest income/expense, net, totaling $5,400, was recorded as a capital contribution (see Note 2).


For the year ended December 31, 1999
- ------------------------------------

  a) The Company issued 7,200,000 shares of their common stock with a value of $7,200, to a related party as payment for a license agreement (see Notes 2 and 4).

  b) A related party provided office space and adminsitrative services to the Company totaling $2,400, which was recorded as a reduction of the due from related party (see Note 2).

  c) The Company received advances from a related party, totaling $44,900, of which the related interest income, totaling $2,400, was recorded as an increase in the due from related party (see Note 2).







The accompanying notes are an integral part of the financial statements.

                                  - F7 -



                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



 NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)   Nature of Operations
           --------------------
           Remote Utilities Network, Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.
           In March 1999, the Company changed its name from Alexander-West, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (see Note 3 - Intangible
           Assets)

      b)   Basis of Presentation
           ---------------------
           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional captial, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

           Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

             * Explore merging or acquiring a company with viable operations.
               As of the date of this filing there are no probable or pending acquisitions.
             * Generate sales from the marketing of the product under its licensing agreement.
             * Contemplating a private placement for the sale of shares of the
               Company's common stock.
             * Contemplating a line of credit with an established financial institution.

      c)   Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                                  - F8 -



                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d)   Cash and Cash Equivalents
           -------------------------
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      e)   Concentration of Credit Risk
           ----------------------------
           The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

      f)   Prepaid Expense
           ---------------
           Prepaid expense consists of the cost of a service agreement entered into with an outside party. The asset will be amortized over the life of the agreement, which is approximately a year from the date of the financial statement.

      g)   Inventory
           ---------
           Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). Inventory consists mainly of various parts and raw materials.

      h)   Property and Equipment
           ----------------------
           Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

      i)   Intangible Assets
           -----------------
           Intangible assets consist of the Company's costs for the purchase of its licensing agreement. The costs are being amortized over the life of the agreement, which is ten years, once sales activities commence.

           The Company periodically reviews the recoverability of the asset in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of". The Company believes the asset is fully recoverable at December 31, 2000.

      j)   Income Taxes
           ------------
           Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                                  - F9 -


                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999


 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k)   Stock-Based Compensation
           ------------------------
           Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinoin NO. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date fo the grant over the amount an employee must pay to acquire the stock.

      l)   Loss Per Share
           --------------
           SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

           As of December 31, 2000, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                December 31,
                                         --------------------------
                                            2000            1999
                                         ----------      ----------
           Basic and diluted             13,700,000      13,700,000
                                         ==========      ==========

      m)   Comprehensive Income
           ====================
           In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, and for the period from January 22, 1996 (inception) to December 31, 2000, the Company had no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.



                                  - F10 -




                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 2 -   RELATED PARTY TRANSACTIONS

           The Company had related party transactions for the years ended December 31, 2000 and 1999 with Autoeye, Inc. ("Autoeye") and a Stockholder (the "Stockholder"). Autoeye, is the beneficial owner of 52.55% of the Company's common stock. However, the Company plans to initiate a secondary offering of its common stock to raise additional capital to commence its operations. The completion of the secondary offering will then result in the dilution of Autoeye's beneficial ownership to an amount less than 50% of the outstanding common stock (see also Notes 4 and 5). After this offering, the Company will also repay Autoeye and the Stockholder all advances outstanding. The Company will then operate separately and independently. As of December 31, 2000 and 1999, the Company had the following related party transactions with Autoeye:

               Office and Administrative Expense
               ---------------------------------

           a) The Company neither owns nor leases any real or personal property. Autoeye provided office services for $1,000 per month, for the year ending December 31, 2000. The cost of these office services, totaling $12,000, has been recorded in the statement of operations, with a corresponding contribution to capital as of December 31, 2000.

           b) For the year ending December 31, 1999, the cost of the office services provided by Autoeye was $200 per month or $2,400 for the year. This amount has been recorded in the statement of operations with a corresponding decrease to the due from related parties as of December 31, 1999.

               Due to Related Party
               --------------------
           a) The Company had advances to a stockholder, totaling $44,900 as of December 31, 1999, which were repaid during 2000. Interest on these advances, totaling $1,400, was imputed at a rate of 8%.

           b) During the year ended December 31, 2000, the Company had advances to/from a stockholder of which the imputed interest (income) expense, net, totaled $5,400 at 8%. Interest (income) expense, net, was recorded in the statement of operations, with a corresponding contribution to capital. The advances will be repaid when sufficient capital is available, which the Company expects will be within a year of the date of the financial statements when further private financing is received.

           c) During the year ended December 31, 2000, Autoeye sold $51,376 of inventory to the Company. In accordance with SAB 48, the Company valued the transaction at the shareholder's cost. This payable is recorded in the due to related party as of December 31, 2000.

                                  - F11 -




                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 2 -   RELATED PARTY TRANSACTIONS (Continued)

           License Agreement
           -----------------
           The Company entered into a license agreement with a company that the current management has a minority common stock ownership. As payment for the license agreement, the Company issued 7,200,000 shares of their common stock. In accordance with SAB 48, the Company valued the transaction at the shareholders' cost of the license which totaled $7,200 or $.001 per share (see Notes 4 and 5).

NOTE 3 -   PROPERTY AND EQUIPMENT

           Property and equipment at cost, consisted of the following:


                                                  December 31,
                                              -------------------
                                                 2000       1999
                                              --------    -------
           Computer Equipment                 $ 13,075    $     -
           Computer Software                    18,808          -
           Furniture and Office Equipment       14,378          -
           Leasehold Improvement                 3,307          -
                                              --------    -------
                                                49,568          -
           Less: Accumulated Depreciation       (3,317)         -
                                              --------    -------

           Net Property and Equipment         $ 46,251    $     -
                                              ========    =======

           For the year ended December 31, 2000, depreciation and amortization expense was $3,317.

NOTE 4 -   INTANGIBLE ASSETS

           During June 1999, the Company entered into a 10-year license agreement with a company that the current management has a minority common stock ownership. The license agreement is for the manufacturing and marketing of Autoeye Multi-Vehicle Surveillance System ("AMVSS), which is to be marketed to automotive dealerships. In August 1999, the Company's Board of Directors approved the issuance of 7,200,000 shares of the Company's common stock as payment for the license agreement. In accordance with SAB 48, the Company valued the transaction at the shareholders cost of the license which totaled $7,200 or $.001 per share.



                                  - F12 -




                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 5 -   STOCKHOLDERS' EQUITY

           Preferred stock
           ---------------
           The aggregate number of shares of preferred stock that the Company has authority to issue is 5,000,000 shares at a par value of $0.001.

           The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of December 31, 2000, the Board of Directors has not established any series of preferred shares.

           Common stock
           ------------
           The aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of December 31, 2000 and 1999, 13,700,000 were issued.

           Common stock issued for license agreement
           -----------------------------------------
           In June 1999, the Company entered into a licensing agreement with Autoeye, Inc., for use of the trademarks, trade names, insignia, and other inertia for the technology known as Autoeye Multi-vehicle Surveillance System. In consideration of the license, the Company issued 7,200,000 shares of its common stock to Autoeye. The Company recorded the transaction at the shareholder cost in accordance with SAB 48 (see Notes 2 and 3).

           Common stock issued for cash
           ----------------------------

                                            Common stock     Additional
                                          ----------------    Paid in
                                          Shares    Amount    Capital    Relationship     Total
                                          ------    ------    -------    ------------    -------
           Issuance of shares for
            cash:
             March 8, 1999-
               Alexander J. Peatz         350,000    $ 350    $ 3,150     Related        $ 3,500
             March 26, 1999-
               Panjel Tak Waj Lam         405,000      405      3,645     Non-related      4,050
             March 29, 1999 @ $0.001
               Shirley Obre                25,000       25        225     Related            250
             March 29, 1999 @ $0.001
               Beverly Peatz              200,000      200      1,800     Related          2,000
             March 29, 1999 @ $0.001
               Mary Peatz                  25,000       25        225     Related            250
             March 30, 1999
               Applegate Ventures, Inc.   600,000      600      5,400     Non-related      6,000

                                  - F13 -



                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 5 -  STOCKHOLDERS' EQUITY (Continued)

          Common stock issued for cash (continued)
          ----------------------------------------

                                           Common stock     Additional
                                         ----------------    Paid in
                                         Shares    Amount    Capital    Relationship     Total
                                         ------    ------    -------    ------------    -------
           March 30, 1999
            Marie Hong                  620,000      620      5,580      Non-related      6,200
           March 30, 1999
            Mike Kormus                 375,000      375      3,375      Non-related      3,750
           March 31, 1999
            Emily Chang                 550,000      550      4,950      Non-related      5,500
           March 31, 1999
            Hazel Chong                  25,000       25        225      Non-related        250
           March 31, 1999
            Kevin Lam                   380,000      380      3,420      Non-related      3,800
           March 31, 1999
            Fanny Lai,
            Kuen Lam                    420,000      420      3,780      Non-related      4,200
           March 31, 1999
            Charles Malette             100,000      100        900      Non-related      1,000
           March 31, 1999
            Trevor Isang                395,000      395      3,555      Non-related      3,950
           March 31, 1999
            Ying Fong Hong               30,000       30        270      Non-related        300
                                      ---------   ------    -------                     -------
                                      4,500,000   $4,500    $40,500                     $45,000
                                      =========   ======    =======                     =======


           The above shares were issued in connection with the Company's offering circular dated February 15, 1999. The offering price was $0.01 per share with a minimum purchase of 25,000 shares ($250). The offering was for up to 4,500,000 shares.





                                  - F14 -




                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 6 -   INCOME TAXES

           The components of the provision for income are as follows:

                                                                For the
                                                                Period
                                                                 from
                                        For the Year Ended      January
                                           December 31,        22, 1996
                                                              (inception) to
                                                               December 31,
                                         2000       1999           2000
           Current Tax Expense
             U.S. Federal              $      -    $     -      $      -
             State and Local                  -          -             -
                                       --------    -------      --------
           Total Current                      -          -             -
                                       ========    =======      ========

           Deferred Tax Expense
             U.S. Federal                     -          -             -
             State and Local                  -          -             -
                                       --------    -------      --------
           Total Deferred                     -          -             -
                                       ========    =======      ========

           Total Tax Provision
           (Benefit) from Operatings   $      -    $     -      $      -
                                       ========    =======      ========




                                  - F15 -





                      REMOTE UTILITIES NETWORK, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999



NOTE 6 -   INCOME TAXES (Continued)

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal Income Tax Rate                      ( 34.0)%

             Deferred Tax Charge (Credit)                    -

             Effect on Valuation Allowance                34.0%

           State Income Tax, Net of Federal Benefit          -
                                                        ------
           Effective Income Tax Rate                       0.0%
                                                        ======


           At December 31, 2000 and December 31, 1999, the Company had net carryforward losses of approximately $211,495 and $5,099, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating loss carryforwards expire through 2019.


           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:


                                                 December 31,
                                            ---------------------
                                              2000         1999
                                            --------     --------
           Deferred Tax Assets
           -------------------
           Loss Carryforwards               $ 71,900     $  1,735

           Less: Valuation Allowance         (71,900)      (1,735)
                                            --------     --------

           Net Deferred Tax Assets          $      -     $      -
                                            ========     ========



                                  - F16 -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On February 2, 2000, Remote engaged the accounting firm of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as its new principal independent accountant. Merdinger, Fruchter, Rosen & Corso, P.C. replaces Grant Thornton LLP as the Company's principal auditor.

The dismissal of Grant Thornton LLP was approved by Remote's board of directors on February 2, 2000.

The former accountant's report on the financial statements for the fiscal year 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles, nor did it contain a "going concern" qualification. The new principal accountant's report for the past two fiscal years has been modified to contain a "going concern" qualification.

During the two most recent fiscal years and the subsequent interim period preceding the dismissal of Grant Thornton LLP, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it tomake reference to the subject matter of the disagreement(s), if any, in connection with its reports.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of Remote serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Name and Address             Age    Position
David Phan                   46     President/Director
Suite  801, 200 Lacaille
Pl. SW
Calgary, Alberta T2P 5E2
Gerald S. Peatz              51     Secretary/Treasurer/Direct
174 - Woodglen Grove SW             or
Calgary, Alberta T2W 4S5
Robert Gentles               51     Chief Financial Officer
7 Penmeadows Place, SE
Calgary, Alberta T2A 3P8
James Nikiforuk              53     Vice President-Sales and
2323 7th Ave. N.W.                  Marketing
Calgary, Alberta T2N 1A1

Currently the executive officers contribute 30-35 hours per person, per week to Remote's activities and are not engaged on a full-time basis. Subsequent to Remote being listed as a public company and trading on the OTC Bulletin Board, and Remote's ability to secure financing, achieve revenues, it is expected that the following executive officers and key management individuals status will change from part-time to full-time: David Phan, Robert Gentles, Trevor Critchley and
James Nikiforuk.

Information as to the directors and executive officers of Remote is as follows:

David Phan. Mr. Phan is President and a director of Remote and has held this position since December, 1998. Mr. Phan acts in an advisory capacity and as a board liaison with management. His duties include the general overseeing of Remote and its day-to-day operations. Mr. Phan is not currently engaged in any other employment. Prior to this, Mr. Phan owned and operated Phan & Associates, Calgary, Alberta, an insurance brokerage agency, from June 1993 to November, 1998. From 1990 to 1992, Mr. Phan was financial controller and contract administrator for Westronics, Inc., a Calgary technology company. Mr. Phan's responsibilities for this period were ensuring that all financial activities were in compliance with Canadian General Accounting Principals (GAP), and overseeing contracts and administration worldwide. For 1981 to 1990, he held the positions of Divisional Chief Accountant and Senior Corporate Accountant with the Central Alberta Dairy Pool in Calgary and Red Deer, Alberta. Mr. Phan sits on the board of several hi-tech companies, namely, Autoeye, Inc., TVR Technologies Inc., and West Development Corp. Mr. Phan has also held various accounting positions internationally in Hong Kong and Indonesia. Mr. Phan is a graduate of the Saskatchewan Technical Institute, Moose Jaw, Saskatchewan and has Certified Management Accounting Designation.

Gerald S. Peatz. Mr. Peatz is Secretary, Treasurer and a director of Remote. Mr. Peatz is responsible for the overall financial administration and financial reporting of Remote, and has held this position since December 1998. Mr. Peatz has accumulated ten years of experience as Chief Financial Officer for various privately held companies including his present part-time position of Chief Financial Officer and Director at American IR Technologies, Inc., a publicly traded Nevada corporation, listed on the OTC Bulletin Board
- - Ticker Symbol: ATLI, which he has held for the past six months. Before his current position, he was President of Autoeye, Inc. from March 1998 to September 1999, and Chief Financial Officer from March 1996 to March 1998. He continues to serve on Autoeye's board of directors. Mr. Peatz worked from March 1992 to March 1998 for SED Systems Ltd., a high tech company which was sponsored by the University of Saskatchewan to conduct research & development work on new technologies in the engineering and product development fields, where he was responsible for setting up an administration infrastructure that was ultimately adopted throughout the company. He graduated as a Certified Management Accountant and is presently a member in good standing with the Society of Management Accountants of Alberta. As a professional accountant, he worked as a draftsman and cost accountant with Dominion Bridge for six years. He then worked for ten years in the manufacturing and engineering environment, in a wide range of roles including cost accountant, controller, human resources, credit, contract administration and computer administration. He also has five years experience as an auditor with Revenue Canada.

Robert Gentles. Mr. Gentles is the Chief Financial Officer for Remote. Mr. Robert Gentles is responsible for the strategic planning and corporate development of Remote since March 1, 2000. Mr. Gentles is also currently employed part time as President of Autoeye, Inc., a position he has held since November, 1999. His duties include overseeing day-to-day operation of Autoeye, Inc.'s operations. Prior to this, Mr. Gentles was the Chief Financial Officer of Autoeye, Inc. from May, 1998 to November, 1999. Mr. Gentles held the position of Professor of Management at Southern Alberta Institute of Technology from January 1995 to April 1998.
His duties included teaching all aspects of management and economics.

James Nikiforuk. Mr. Nikiforuk is the Vice President-Sales/Marketing for Remote and has held this position since April 2000. Mr. Nikiforuk is responsible for the sales and marketing areas of Remote, and has held this position since May 1, 2000. Mr. Nikiforuk is also currently employed part-time as a consultant with Alta-Bow Consulting, Ltd., a private Canadian telecommuni-cations consulting company. From May 1974 to April 2000, Mr. Nikiforuk was with TELUS Communications Inc. in Edmonton and Calgary. In 1974, he graduated from the University of Alberta with a Bachelor of Science in Electrical Engineering and started with Government Telephones in Edmonton as an engineer-in-training. After numerous engineering positions, he moved to Calgary in 1988 to assume a managing position in network design. After numerous managing assignments in network design and network management, Mr. Nikiforuk's career culminated as the Director of Network Business Solutions International, which was responsible for marketing and selling high-end telecommunications consulting. His areas of strength include management, leadership, working in a team environment motivation, taking initiative plus adept at analyzing situations, identifying problems and providing solutions while working within set deadlines. He brings with him a proven track record managing capital programs, process improvement, plus marketing and selling expertise as it relates to the practical insight to product deployment.

There is no family relationship between any of the officers and directors of Remote. Remote's Board of Directors has not established any committees.

Key Employees

Trevor Critchley. Mr. Critchley is the Manager, Investor Relations for Remote. Mr. Critchley is responsible for public relations, investor relations & corporate finance for Remote and has held this position since April 10, 2000.

September 1994 to present - Vice President Corporate Finance for Total-Interactive Telecommunications, Inc., a 24 hour cable programming Canadian company in process of merging with a U.S. company, Lamour Telecommunications Inc. Upon merger, he will relinquish his title and position, and remain a shareholder of the new company. His duties included assisting the company in regards to funding and corporate finance activities.

September 1996 to September 1998 - corporate communications consultant for two public Canadian companies, Kenrich Mining
Corporation and Nu-Lite Industries Ltd. He assisted the companies with day-to-day public relations/investor relations activities.

June 1998 to June 1999 - Vice President Corporate Finance -
Miss Au Natural Inc., a specialized pay for TV beauty pageant programming company. His duties included assisting the company with fund raising.

December 1998 to December 1999 - Canadian Representative -
Inntraport Gmbh, a German company involved in the leisure industry, primarily hotel intranet services. His duties included representing and introducing the company to large hotel chains in Canada.

Paul Chidley. Mr. Chidley is the Technical Project Manager for Remote. Mr. Chidley is responsible for product development for Remote, and has held this position since May
8, 2000.

November 1989 to January 1995 - Senior Digital Design
Technologist for NovAtel Communications Ltd., a cellular telecommunications company. His duties included design and support of duo-mode cellular phones.

January 1995 to June 1999 - President and owner of Outback
Technologies Ltd., a contract electronic and circuit board design company. His duties included overseeing the day-to-day operations of the company.

January 1996 to December 1997 - Product Manager for Wi-Lan
Inc., a development of high speed wireless data communications equipment company. His duties included design and manufacturer of the wireless Ethernet links.

January 1998 to present - Vice President-Technical
Operations - Kayden Instruments, Inc., a flow level and temperature sensors production and design company. His duties include all overseeing all technical aspects of the company, including research, development and manufacturing.

Conflicts of Interest

As described above, David Phan, Gerald Peatz, Robert Gentles and James Nikiforuk are engaged in other businesses on a part-time basis. David Phan is the beneficial owner of 10% of the outstanding common stock of Autoeye, a majority shareholder of Remote and the company in which Remote has entered into a license agreement for use of the trademarks, trade names, insignia and other indicia for the Autoeye
System. Additionally, Mr. Phan, Peatz and Gentles are directors of Autoeye and Mr. Gentles serves as Autoeye's President. As a result, certain conflicts of interest may arise between Remote and these officers and directors. Remote will attempt to resolve such conflicts of interest in its favor. The officers and directors of Remote are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of Remote or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to Remote.

ITEM 10.  EXECUTIVE COMPENSATION

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Remote for the benefit of its employees.
Executives and key management are considered part-time employees and are paid on a monthly basis. No employee was compensated in excess of $100,000 during fiscal years 1999 and 2000. The Company has not granted any options to purchase its common stock.

                 Summary Compensation Table

                     Annual compensation         Long term
                     compensation
                                             Awards            Payou
                                                                 ts
Name and        Year  Salary   Bonus  Other  Restric  Securit   LTIP   All
Position                ($)     ($)   Annua    ted      ies    Payou  other
                                        l     Stock   underly    ts   Comp.
                                      Comp.  Awards     ing     ($)    ($)
                                       ($)     ($)    options
                                                       / SARs
                                                        (#)
David Phan,     1999  0
C.E.O.,         2000  0
President
Gerald Peatz,   1999  0
Secretary/Treas 2000  15,600
urer
Robert Gentles, 2000  15,600
C.F.O.
James           2000  15,600
Nikiforuk,
V.P.-
Sales/Marketing
Paul Chidley,   2000  6,000
Technical
Manager
Trevor          2000  15,600
Critchley,
Communications


ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to us, as of December 31, 2000, to be a beneficial owner of five percent (5%) or more of Remote's outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares of Remote's common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are beneficially owned by the persons named.

Name and Address of           Amount and Nature of   Percent of
Beneficial Owner              Beneficial Ownership     Class

Autoeye, Inc.                 7,200,000  Direct       52.55%
540 5th Ave. S.W.
Calgary, Alberta T2P 0M2

David Phan                    7,200,000  Indirect     52.55%
Suite 801, 200 Lacaille Pl.
S.W.
Calgary, Alberta, T2P 5E2

Gerald S. Peatz               7,200,000  Indirect     52.55%
174-Woodglen Grove S.W.
Calgary, Alberta T2W 4S5

Robert Gentles                7,200,000  Indirect     52.91%
7 Penmeadows Place, SE           50,000  Direct
Calgary, Alberta, T2A 3P8

James E. Nikiforuk               60,000  Direct          *
2323 7th Ave. N.W.
Calgary, Alberta T2N 1A1

Andrew Chou                     695,000  Direct        5.07%
4027 26th Ave. N.E.
Calgary, Alberta T1Y 3J7
Includes all officers and
directors of Remote as a      7,310,000               53.36%
group (4 persons)
_______________________________

* Denotes less than 1%.

David Phan, President and a director of Remote, is also a director of Autoeye and owns more than 10% of Autoeye's common stock and therefore indirectly owns the 7,200,000 shares of Remote directly owned by Autoeye.

Gerald S. Peatz, Secretary/Treasurer and a director of Remote, is also a director of Autoeye and therefore indirectly owns the 7,200,000 shares of Remote directly owned by Autoeye.

Robert Gentles, the Chief Financial Officer of Remote, is also the President of Autoeye and therefore indirectly owns the 7,200,000 shares of Remote directly owned by Autoeye.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 1999, Remote entered into a license agreement with Autoeye, Inc. pursuant to which Remote acquired the rights for the use of the trademarks, trade names, insignia and other indicia for the Autoeye multi-vehicle in exchange for 7,200,000 shares (52.55%) of Remote's outstanding common stock. Under the agreement, Autoeye is responsible for Remote's operational and development costs of its product. Certain of Remote's officers and directors are also officers, directors and/or shareholders of Autoeye. Autoeye is not a publicly traded company.

Mr. David Phan, President and director of Remote, is also a current director of Autoeye. Mr. Phan beneficially owns with his wife 11.7% of Autoeye's outstanding common stock.

Mr. Robert Gentles, Chief Financial Officer of Remote, is also the current President of Autoeye. Mr. Gentles owns less than 1% of Autoeye's outstanding common stock.

Mr. Gerald Peatz, Secretary, Treasurer and director of
Remote, is also a current director of Autoeye.  Mr. Gerald
Peatz owns less than 5% of Autoeye's outstanding common stock.

During fiscal year 2000, Mr. Phan made periodic loans to Remote totalling $264,681. The loans are non-interest bearing and payable upon demand.

ITEM 13.  EXHIBITS.

EXHIBITS

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

     3.2      Articles of Amendment to Articles of
               Incorporation. (incorporated by reference to
               Exhibit 23.3 to the amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on March
               7, 2001, File No. 333-49042).

     3.3 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

     10.1     License Agreement between Autoeye, Inc. and
               Remote Utilities Network, Inc., dated June
               30, 1999 (incorporated by reference to
               Exhibit 10.1 to the Registrant's
               registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

     10.2     Addendum to License Agreement Dated June 30,
               1999, dated December 12, 2000. (incorporated by reference to Exhibit 23.3 to the amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 7, 2001, File No. 333-49042).

     16.1 Letter re change in certifying accountant dated April 11, 2000 (incorporated by reference to Exhibit 16 to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

     23.3 Consent of Grant Thornton for the reference to their Doane Raymond Report dated January
               27, 1998. (incorporated by reference to
               Exhibit 23.3 to the amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on March
               7, 2001, File No. 333-49042).
                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Remote Utilities Network, Inc.


                           By: /s/ David Phan
                              David Phan, President

                           Date: March 30, 2001


                           By: /s/ Robert Gentles
                              Robert Gentles, CFO

                           Date: March 30, 2001