Form 10QSB
period 2001-03-31
REMOTE UTILITIES NETWORK INC
filed 2001-05-15
CIK 1082703

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-29477



               REMOTE UTILITIES NETWORK, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             86-088251
(State of organization) (I.R.S. Employer Identification No.)

995 S. Virginia St., Suite 116, Reno, NV 89502
(Address of principal executive offices)

Registrant's telephone number, including area code (775) 322-
7552

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of May 11, 2001, there were 15,720,000 shares of common stock outstanding.



               PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2001.


               REMOTE UTILITIES NETWORK, INC.
                (A Development Stage Company)
                        BALANCE SHEET

                                                       March 31,    December 31,
                                                         2001           2000

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                               14,506        22,382
  Inventory                                               51,376        51,376
  Prepaid expenses                                        10,000        10,000
                                                      ----------     ---------
                                                          75,882        83,758

 PROPERTY AND EQUIPMENT                                   45,422        46,251

 INTANGIBLE ASSETS                                         7,200         7,200

                                                      ----------     ---------
  TOTAL ASSETS                                           128,504       137,209
                                                      ==========     =========


LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
  Accounts payable and accrued expenses                   16,480        12,423
  Due to related parties                                 280,577       264,681
                                                      ----------     ---------
                                                         297,057       277,104

 COMMITMENTS AND CONTINGENCIES                                               0

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 5,000,000
shares
  authorized -0- shares issued and
outstanding
  Common stock, $001 par value 20,000,000 shares
  authorized 13,700,000 shared issued and                 13,700        13,700
outstanding
  Additional paid-in capital                              63,842        57,900
  Deficit accumulated during the development stage     (246,095)     (211,495)

                                                      ----------     ---------
  Total stockholders' equity (deficit)                 (168,553)     (139,895)
                                                      ----------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             128,504       137,209
  (DEFICIT)                                           ==========     =========

The accompanying notes are an integral part of the financial statements


                         REMOTE UTILITIES NETWORK, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                        For the three months     For the year Ending          Cumulative
                                        Ending March 31,              December 31,              From
                                                                                              Inception
                                                                                             (January 22,
                                                                                               1996) to
                                                                                              March 31,
                                         2001          2000          2000           1999         2001

REVENUE                                  $     -      $     -         $     -        $     -        $     -

EXPENSES
  General and administrative              28,658         9,606        200,996          6,299        237,153
 expenses
                                      ----------    ----------     ----------   ------------    -----------
INCOME (LOSS) FROM OPERATIONS
BEFORE
PROVISION FOR INCOME TAXES              (28,658)       (9,606)      (200,996)        (6,299)      (237,153)

OTHER INCOME (EXPENSE)
  Interest Income                                                       1,400          2,400          3,800
  Interest Expense                       (5,942)                      (6,800)              0       (12,742)
                                      ----------    ----------     ----------   ------------    -----------
  Total Other Income (Expense)           (5,942)             0        (5,400)          2,400        (8,942)
                                      ----------    ----------     ----------   ------------    -----------

PROVISION FOR INCOME TAXES                     0             0              0              0              0
                                      ----------    ----------     ----------   ------------    -----------
NET INCOME (LOSS)                       (34,600)       (9,606)      (206,396)        (3,899)      (246,095)
                                      ==========    ==========     ==========   ============    ===========
NET LOSS PER COMMON SHARE

  Basic and diluted                       (0.00)        (0.00)         (0.02)         (0.00)

The accompanying notes are an integral part of the financial statements


                         REMOTE UTILITIES NETWORK, INC.
                          (A Development Stage Company)
                        Statement Of Stockholders' Equity

                                                                                      Deficit
                                                                                     Accumulated
                                       Common Stock        Additonal    Advances to  during the
                                                           Paid-in      Stockholder Development
                                   Shares       Amount     Capital                   Stage              Total
                                  --------      -------      -------    ----------  -----------    --------
Balance at January 22, 1996               -        $     -      $     -     $     -      $     -      $     -

  Issuance of shares for cash:
  January 22, 1996 at $0.001
                                  2,000,000          2,000                                              2,000
  Net Loss                                                                                 (400)        (400)

                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at December 31, 1996    2,000,000          2,000            -           -        (400)        1,600

  Net loss                                                                                 (400)        (400)

                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at December 31, 1997    2,000,000          2,000            0           0        (800)        1,200

  Net Loss                                                                                 (400)        (400)

                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at December 31, 1998    2,000,000          2,000            0           0      (1,200)          800

  Issuance of shares for cash:
    March  8, 1999 at $0.01         350,000            350        3,150                                 3,500
    March 26, 1999 at $0.01         405,000            405        3,645                                 4,050
    March 29, 1999 at $0.01        250,000             250        2,250                                 2,500
    March 30, 1999 at $0.01       1,595,000          1,595       14,355                                15,950
    March 31, 1999 at $0.01       1,900,000          1,900       17,100                                19,000
  Issuance of shares for          7,200,000          7,200                                              7,200
 acquisition
  Advance to stockholder                                                   (44,900)                  (44,900)
  Net Loss                                                                               (3,899)      (3,899)

                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at December 31, 1999   13,700,000         13,700       40,500    (44,900)      (5,099)        4,201

  Repayment from Stockholder                                                 44,900                    44,900
  Contributed Capital                                            17,400                                17,400
  Net Loss                                                                             (206,396)    (206,396)

                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at December 31, 2000   13,700,000         13,700       57,900           0    (211,495)    (139,895)
                                -----------     ----------   ----------  ----------   ----------    ---------
  Contributed Capital                                             5,942                                 5,942
  Net Loss                                                                              (34,600)     (34,600)
                                -----------     ----------   ----------  ----------   ----------    ---------
  Balance at March 31, 2001      13,700,000         13,700       63,842           0    (246,095)    (168,553)
                                ===========     ==========   ==========  ==========   ==========    =========

The accompanying notes are an integral part of the financial statements


                         REMOTE UTILITIES NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flow

                                        For the three months        For the Years Ending         From
                                              Ending                   December 31,           Inception
                                             March 31,                                      (January 22,
                                                                                              1996) to
                                                                                              March 31,
                                          ----------------             ---------------         --------
                                         2001          2000          2000           1999         2001
                                        -------       -------      --------       --------     --------
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net Loss                               (34,600)        (9,606)     (206,396)       (3,899)     (246,095)
 Depreciation and amortization               829                        3,317           800         6,146
 Interest income/expense, net              5,942                        5,400       (2,400)         8,942
 Rent and office expense                                               12,000         2,400        14,400
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Increase in prepaid expenses                                        (10,000)                    (10,000)
 Increase in organizational costs                                                                 (2,000)
 Increase in accounts payable              4,057              0         9,423         3,000        16,480
                                     -----------     ----------   -----------    ----------   -----------
NET CASH USED IN OPERATING              (23,772)        (9,606)     (186,256)          (99)     (212,127)
ACTIVITIES:

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchase of property and equipment                                  (49,568)                    (49,568)
                                     -----------     ----------   -----------    ----------   -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Due to/from related party                15,896              0       258,205      (44,900)       229,201
 Issuance of common stock for cash             0          9,864                      45,000        47,000
                                     -----------     ----------   -----------    ----------   -----------
NET CASH PROVIDED BY FINANCING            15,896          9,864       258,205           100       276,201
ACTIVITIES

NET INCREASE IN CASH AND CASH            (7,876)            258        22,381             1        14,506
EQUIVALENTS

CASH AND CASH EQUIVALENTS -               22,382              1             1             0             0
beginning
                                     -----------     ----------   -----------    ----------   -----------
CASH AND CASH EQUIVALENTS - ending        14,506            259        22,382             1        14,506
                                     ===========     ==========   ===========    ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW
INFORMATION:

 Cash paid during the year

 Interest                                $     0        $     0       $     0       $     0      $      0
                                     ===========     ==========   ===========    ==========   ===========
 Income taxes                            $     0        $     0       $     0       $     0      $      0
                                     ===========     ==========   ===========    ==========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITY

In December 1999, the company issued 7,200,000 shares of the Company's common stock with a value of $7,200 as payment for the license agreement
During the third quarter of 2000, a related party contributed inventory totaling $49,954, which was recorded as a loan due to related party.

The accompanying notes are an integral part of the financial statements.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
         POLICIES

          a) Nature of Operations
          Remote Utilities Network, Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. In March 1999, the Company changed its name from Alexander-West, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (See Note 4 - Intangible Assets).

          b) Basis of Presentation
          The financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the company's financial position at March 31, 2001 and the results of operations and cash flow for the periods presented have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         This interim financial information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that result from this uncertainty.

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

               * Contemplate a private placement for the sale of shares of the Company's common stock.

               *    Contemplate   a  line  of  credit   with   an
                    established financial institution.

          c) Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

          d) Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

          e) Concentration of Credit Risk
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

          f) Prepaid Expense
          Prepaid expense consists of the cost of a service agreement entered into with an outside party. The asset will be amortized over the life of the agreement, which is approximately a year from the date of these financial statements.

         g) Inventory
          Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO").
         Inventory consists mainly of various parts and raw materials.

         h) Property and Equipment
          Property and equipment are recorded at cost.
         Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

         i) Intangible Assets
          Intangible assets consist of the Company's costs for the purchase of its licensing agreement. The costs are being amortized over the life of the agreement, which is ten years, once sales activities commence.

          The Company periodically reviews the recoverability of the assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company believes the asset is fully recoverable at March 31, 2001.

          j) Income Taxes
          Income taxes are provided for based on the asset and liabilitity method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the difference between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

          k) Stock-Based Compensation
          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes accounting policies for stock issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are received from non-employees for the issuance of equity securities based on the fair value of the consideration received. For services rendered or goods received from shareholder(s), the Company records the transaction based on the historical cost basis of the shareholder(s) in accordance with SEC Staff Accounting Bulletin No. 48 (SAB 48), "Transfer of Assets by Promoters and Shareholders."

          l) Loss Per Share
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings/loss per share ("Basic
         EPS or LPS") and diluted earnings/loss per share
         ("Diluted EPS or LPS").

          The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted LPS does not assume conversion exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

          As  of  March  31, 2001, the Company had no potentially
          dilutive  securities outstanding.  The shares  used  in
          the computations were as follows:
                              March 31       December 31
                              2001           2000
          Basic and diluted   13,700,000        13,700,000
                              ----------        ----------

          m) Comprehensive Income
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001, and for the period from January 22, 1996 (inception) to March 31, 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

            The Company had related party transactions for the year ended March 31, 2001 with Autoeye, Inc. ("Autoeye") and a Stockholder (the "Stockholder"). Autoeye, is the beneficial owner of 52.55% of the Company's common stock. However, the Company plans to initiate a secondary offering of its common stock to raise additional capital to commence its operations. The completion of the secondary offering will then result in the dilution of Autoeye's beneficial ownership to an amount less than 50% of the outstanding common stock (see also Notes 4 and 5). After this offering, the Company will also repay Autoeye and the Stockholder all advances outstanding. The Company will then operate separately and independently.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

          Due to Related Party
          During the three months ending March 31, 2001, the company had advances from a stockholder of which the imputed interest expense totaled $5,942 at 8%.
         Interest expense was record in the statement of operations, with a corresponding contribution to capital. The advances will be repaid when sufficient capital is available, which the Company expects will be within a year of the date of these financial statements when further private financing is received.

          License Agreement
          The Company entered into a license agreement with a company in 1999, which the current management has a minority common stock ownership. As payment for the license agreement, the Company issued 7,200,000 shares of their common stock. In accordance with SAB 48, the Company valued the transaction at the shareholders' cost of the license which totaled $7,200 or $.001 per share (see Notes 4 and 5).

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment at cost, consisted of the following:

                                         March 31    December 31,
                                           2001          2000

       Computer Equipment                 $ 13,075         $13,075
       Computer Software                    18,808          18,808
       Furniture and Office Equipment       14,378          14,378
       Leasehold Improvement                 3,307           3,307
                                         ---------       ---------
                                            49,568          49,568
       Less: Accumulated Depreciation      (4,146)         (3,317)
                                         ---------       ---------
       Net Property and Equipment         $ 45,422        $ 46,251
                                         =========       =========

          For the year ended December 31, 2000, and the quarter ending March 31, 2001 depreciation and amortization expense was $3,317 and $829 respectively.

NOTE 4 - INTANGIBLE ASSETS

          During June 1999, the Company entered into a 10-year license agreement with a company, of which the current management has a minority common stock ownership. The license agreement is for the manufacturing and marketing of Autoeye Multi-Vehicle Surveillance System ("AMVSS"), which is to be marketed to automotive dealerships. In August 1999, the Company's Board of Directors approved the issuance of 7,200,000 shares of the company's common stock as payment for the license agreement. In accordance with SAB 48, the Company valued the transaction at the shareholders cost of the license which totaled $7,200 or $.001 per share.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001


NOTE 5 - STOCKHOLDERS' EQUITY

          Preferred stock
          The aggregate number of shares of preferred stock that the Company has authority to issue is 5,000,000 shares at a par value of $0.001.

          The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of March 31, 2001, the Board of Directors has not established any series of preferred shares.

          Common stock
          The aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of March 31, 2001, 13,700,000 shares were issued and outstanding.

          Common stock issued for license agreement
          In June 1999, the Company entered into a licensing agreement with Autoeye, Inc., for use of the trademarks, trade names, insignia, and other inertia for the technology known as Autoeye Multi-vehicle Surveillance System. In consideration of the license, the Company issued 7,200,000 shares of its common stock to Autoeye. The Company recorded the transaction at the shareholder cost in accordance with SAB 48 (see Notes 2 and 4).

          Common stock issued for  cash
          In 1999,shares were issued in connection with the Company's offering circular dated February 15, 1999. The offering price was $0.01 per share with a minimum purchase of 25,000 shares ($250). The offering was for up to 4,500,000 shares. The company issued 4,500,000 shares for a total of $45,000.


                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

     NOTE 6 - INCOME TAXES
          The components of the provision for income taxes are as follows:

                                                       For the Period
                                                      Ended January 22
                                For the Period        1996 (inception)
                                                             to
                                    Mar. 31              March 31,
                               2001         2000            2001
Current Tax Expense
  U.S. Federal                 $    -           $  -       $      -
  State and Local                   -              -              -
                             --------        -------       --------
  Total Current                     -              -              -
                             ========        =======       ========
Deferred Tax Expense
  U.S. Federal                      -              -              -
  State and Local                   -              -              -
                             --------        -------       --------
Total Deferred                      -              -              -
                             ========        =======       ========
Total Tax Provision
(Benefit) from Operating        $   -        $     -       $      -
                             ========        =======       ========

          The reconciliation of the effective income tax rate to
          the Federal statutory rate for all periods presented is
          as follows:
          Federal Income Tax Rate                    ( 34.0)%

          Deferred Tax Charge (Credit)                      -

          Effect on Valuation Allowance                 34.0%

          State Income Tax, Net of Federal                  -
          Benefit
                                                     --------
          Effective Income Tax Rate                      0.0%
                                                     ========

          At December 31, 2000 and December 31, 1999, the Company had net carry-forward losses of approximately $211,495 and $5,099, respectively. Because of the current uncertainty of realizing the benefit of the tax carry-forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry-forward period. Net operating loss carry-forwards expire through 2020.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:
                                   March 31     Dec. 31
                                   2001         2000
          Deferred Tax Assets
          Loss Carry-forwards          83,382      $ 71,900
          Less: Valuation            (83,382)      (71,900)
          Allowance
                                     --------     ---------
          Net Deferred Tax Assets     $     -      $      -
                                     --------     ---------



                 Remote Utilities Network, Inc.
                  (A Development Stage Company)
                  Notes To Financial Statements
                         March 31, 2001

     Note 7. SUBSEQUENT EVENTS

          As of April 12, 2001 Remote Utilities Network, Inc. was invited to trade on the NASDAQ OTCBB under the trade symbol RMUN.

          In the Board of Directors meeting, on April 23, 2001, the Company accepted the resignation of Gerald Peatz as Secretary/Treasurer and Director of Remote Utilities Network, Inc. During the same meeting, Omkar Channon was appointed to fill the positions of Secretary/Treasurer and Director.

          On April 18, 2001, the Company issued 10,000 shares each to two individuals for their legal consulting services pursuant to a Registration Statement filed on a Form S-8. These shares were valued at $0.10 per share.

          The Board of Directors authorized the issuance of a further 2,000,000 shares of restricted common stock in exchange for forgiveness of a $200,000 debt owed by the Company to its President, at the conversion rate of $0.10 per share.


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

          Management's Discussion and Plan of Operation

On June 30, 1999, Remote entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, Remote issued 7,200,000 shares of its common stock to Autoeye. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to Remote. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by Remote in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees and employee salaries. In addition, during the development phase, Autoeye is to provide Remote with office space, at no cost to Remote, to perform its administrative tasks, sales, marketing, research and development of the Autoeye system

All amounts shown are in the US dollars.

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between $500,000 and $5,000,000 over the next 24 months which we will utilize to purchase inventory, and for marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Remote. It is anticipated that an initial injection of $500,000 will be required within the next 6 months. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We hope to generate sales from the marketing of the product under the license agreement. This is expected to be conducted during the second quarter of 2001, once Phase II of testing and registration with the F.C.C. and Industry Canada has been completed. Management estimates that each auto dealership that purchases the Autoeye system will on average result in net revenues of $50,000.00 to Remote. We are currently conducting ongoing discussions with large auto manufacturing companies and auto insurance companies in regards to the sale of the Autoeye product and we anticipate securing contracts in the second quarter of 2001, subject to completion of testing and registration. Remote does not currently have any formal sales contracts with interested parties.

3. Should management decide that raising funds by means of a secondary public offering or one or more private placements would be detrimental to Remote and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the purchasing of inventory, and for marketing and general working capital purposes.

Our monthly expenditures are minimal as Autoeye currently bears the operational and development costs pursuant to the license agreement which are approximately $12,000 per month. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the 2nd quarter of 2001. Once the product is ready to be made available for sale, unless the license agreement is extended, Remote will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The increase in operating expenditures from $9,606 for the three months ended March 31, 1999 to $28,658 for the same three month period in 2001 is due to the expense of retaining attorneys, accountants and consultants required to assist Remote in becoming a publicly traded company on the OTC Bulletin Board.

Currently, Autoeye is the beneficial owner of 45.80% of Remote's common stock. However, we plan to initiate a secondary offering of our common stock after the completion of the offering of securities of the selling security holders as described in the Registration Statement on Form SB/A, which is hereby incorporated by reference to the filing made with the Securities and Exchange Commission on March 7, 2001, file number 333-49042. The completion of the secondary offering will result in the dilution of Autoeye's share ownership.

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

                        Subsequent Events

On April 18, 2001, the Company issued 10,000 shares each to two individuals for their legal consulting services pursuant to a Registration Statement filed on a Form S-8.

On April 23, 2001, the Company accepted the resignation of Gerald Peatz as an officer and director of the Company, effective April 18, 2001. The Company appointed Omkar Nath Channan as a member of the Board of Directors and as Secretary/Treasurer to fill the
vacancies   created   by   Mr.  Peatz'   resignation,   effective
immediately.

The Company was indebted to the President for periodic loans made to the Company in the amount of $303,919.00 in principal and interest and on April 23, 2001, the Company approved the election of the President to convert $200,000 in principal due under those loans into shares of the restricted common stock of the Company at the conversion rate of $0.10 per share, resulting in the issuance of 2,000,000 shares.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit No.  Description

    3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

    3.2      Articles   of   Amendment  to   Articles   of
             Incorporation. (incorporated by reference  to
             Exhibit   3.2  to  the  amended  registration
             statement  on  Form  SB-2  filed   with   the
             Securities and Exchange Commission  on  March
             7, 2001, File No. 333-49042).

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

    10.2     Addendum to License Agreement Dated June  30,
             1999, dated December 12, 2000. (incorporated by reference to Exhibit 10.2 to the amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 7, 2001, File No. 333-49042).

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



                           Remote Utilities Network, Inc.



                           By: /s/ David Phan
                              David Phan, President



                           By: /s/ Robert Gentles
                              Robert Gentles, CFO
                           Date: May 15, 2001