Form 10QSB/A
period 2001-03-31
REMOTE UTILITIES NETWORK INC
filed 2001-05-18
CIK 1082703

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-30705



               REMOTE UTILITIES NETWORK, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             86-088251
(State of organization) (I.R.S. Employer Identification No.)

540 5th Ave. S.W., Suite 930, Calgary, Alberta  T2P 0M2
(Address of principal executive offices)

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