Form 10QSB/A
period 2001-03-31
REMOTE UTILITIES NETWORK INC
filed 2001-05-18
CIK 1082703

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB/A
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

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

    3.3*     Restated Bylaws

    10.1     License  Agreement between Autoeye, Inc.  and
             Remote  Utilities Network, Inc.,  dated  June
             30,   1999  (incorporated  by  reference   to
             Exhibit     10.1    to    the    Registrant's
             registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

    10.2     Addendum to License Agreement dated December
             12, 2000 (incorporated by reference to
             Exhibit 10.2 to the amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on
             March 7, 2001, File No. 333-49042).

    16.1     Letter  re  change  in certifying  accountant
             dated   April   11,  2000  (incorporated   by
             reference to Exhibit 16 to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on May 24, 2000, File No. 000-30705).

    23.3     Consent  of Grant Thornton for the  reference
             to  their Doane Raymond Report dated  January
             27,  1998 (incorporated  by  reference   to
             Exhibit  23.3  to  the  amended  registration
             statement  on  Form  SB-2  filed   with   the
             Securities and Exchange Commission  on  March
             7, 2001, File No. 333-49042).
__________________

* Filed herewith.


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