Form 10QSB
period 2001-06-30
RUNCORP INC
filed 2001-08-14
CIK 1082703

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001       Commission File Number: 000-30705



                             Runcorp Inc.
        (Exact name of registrant as specified in its charter)


            Nevada                                      86-088251
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


540 5th Ave. S.W., Suite 930, Calgary, Alberta           T2P 0M2
(Address of principal executive offices)                (Zip code)

                            (403) 264-7356
         (Registrant's telephone number, including area code)

                    Remote Utilities Network, Inc.
 (Former name, former address and former fiscal year, if changed since last report.)



  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] Yes           [ ] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common                                             9,330,000
------                           ----------------------------------------------
Class                            Number of shares outstanding at August 9, 2001


                                 INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.   Financial Statements

     Balance Sheet - June 30, 2001 (Unaudited) ............................ 3

     Statement of Operations - Six months ended June 30, 2001
     (Unaudited) and 2000 (Unaudited), and January 22, 1996
     (inception) through June 30, 2001..................................... 4

     Statement of Cash Flow - Six months ended June 30, 2001
     (Unaudited) and 2000 (Unaudited), and January 22, 1996
     (inception) through June 30, 2001..................................... 5

     Statement of Stockholders' Equity/(Deficit)........................... 6

     Notes to Financial Statements .......................................7-11

Item 2.  Management's Discussion and Plan of Operation.................... 12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 13
Item 2.   Changes in Securities........................................... 13
Item 3.   Defaults Upon Senior Securities................................. 13
Item 4.   Submission of Matters to a Vote of Security Holders............. 13
Item 5.   Other Information............................................... 13
Item 6.   Exhibits and Reports on Form 8-K................................ 13

Signatures................................................................ 14

             REMOTE UTILITIES NETWORK, INC.
             (A Development Stage Company)
                     BALANCE SHEET

                                                 June 30,    December 31,
                                                   2001         2000

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                     $  7,121     $ 22,382
  Inventory                                       51,376       51,376
  Prepaid expenses                                10,000       10,000
                                                --------     --------
                                                  68,497       83,758

 PROPERTY AND EQUIPMENT                           44,593       46,251

 INTANGIBLE ASSETS                                   720        7,200
                                                --------     --------
  TOTAL ASSETS                                   113,810      137,209
                                                ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
 CURRENT LIABILITIES
  Accounts payable and accrued expenses           33,544       12,423
  Due to related parties                         133,146      264,681
                                                --------     --------
                                                 166,690      277,104

 COMMITMENTS AND CONTINGENCIES                         -            -

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
   5,000,000 shares authorized -0- shares
   issued and outstanding
  Common stock, $.001 par value 20,000,000
   shares authorized 9,290,000 and 13,700,000
   shares issued and outstanding respectively     15,770       13,700
  Treasury stock                                  (6,480)           -
  Additional paid-in capital                     270,287       57,900
  Deficit accumulated during the
   development stage                            (332,457)    (211,495)
                                               ----------    ---------

  Total stockholders' equity (deficit)           (52,880)    (139,895)
                                               ----------    ---------

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                             $ 113,810     $ 137,209
                                               ==========    =========


  The accompanying notes are an integral part of the financial statements


                                 F-1





                     REMOTE UTILITIES NETWORK, INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                     Inception
                                             For the six months          For the three months      (January 22,
                                              Ending June 30,               Ending June 30,           1996) to
                                         -------------------------      -----------------------      June 30,
                                            2001           2000            2001         2000           2001
                                         ----------     ----------      ---------     ---------     ----------

REVENUE                                  $       -      $       -       $      -      $      -      $       -

EXPENSES
 General and administrative expenses       113,505         36,305         84,847        29,099        307,600
                                          ---------      ---------      ---------      --------     ----------
INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                (113,505)       (36,305)       (84,847)      (29,099)      (307,600)

OTHER INCOME (EXPENSE)
 Interest Income                                 0              0              0         2,400          3,800
 Interest Expense                           (7,457)             0         (1,515)            0        (28,657)
                                          ---------      ---------      ----------     --------     ----------

 Total Other Income (Expense)               (7,457)             0         (1,515)        2,400        (24,857)
                                          ---------      ---------      ----------     --------     ----------

PROVISION FOR INCOME TAXES                       0              0              0             0              0
                                          ---------      ---------      ----------     --------     ----------

NET(LOSS)                                 (120,962)       (36,305)       (86,362)      (26,699)      (332,457)
                                          =========      =========      =========      ========     ==========

NET LOSS PER COMMON SHARE

 Basic and diluted                        $(0.0096)      $(0.0027)      $(0.0075)      $(0.0019)


 The accompanying notes are an integral part of the financial statements


                                      F-2





                            REMOTE UTILITIES NETWORK, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                Statement of Cash Flow

                                                                                                             Cumulative
                                                                                                                From
                                                                                                              Inception
                                                      For the six months          For the three months      (January 22,
                                                       Ending June 30,               Ending June 30,           1996) to
                                                  -------------------------      -----------------------      June 30,
                                                     2001           2000            2001         2000           2001
                                                  ----------     ----------      ---------     ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                          (120,962)       (36,305)       (86,362)      (26,699)      (332,457)
 Depreciation and amortization                        1,658                           829                        6,975
 Interest income/expense, net                         7,457                         1,515                       10,457
 Rent and office expense                                                                                        14,400
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Increase in prepaid expenses                                                                                  (10,000)
 Increase in organizational costs                                                                               (2,000)
 Increase in accounts payable                         21,121           330         17,064           330         33,544
                                                  -----------    ----------      ---------     ---------     ----------

NET CASH USED IN OPERATING ACTIVITIES:               (90,726)      (35,975)       (66,954)      (26,369)      (279,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                            (49,568)
                                                  -----------    ----------      ---------     ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to/from related party                          (131,535)       84,645        (147,431)      74,781         83,770
 Issuance of common stock - legal & consulting         7,000                         7,000                      52,000
 Issuance of common stock - conversion of debt       200,000                       200,000                     200,000
                                                  -----------    ----------      ----------    ---------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             75,465        84,645          59,569       74,781        335,770

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (15,261)       48,670          (7,385)      48,412          7,121

CASH AND CASH EQUIVALENTS - beginning                 22,382             1          14,506          259              0
                                                  -----------    ----------      ----------    ---------     ----------

CASH AND CASH EQUIVALENTS - ending                     7,121        48,671           7,121       48,671          7,121
                                                  ===========    ==========      ==========    =========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

 Cash paid during the year

 Interest                                                 $0            $0              $0           $0             $0
 Income taxes                                             $0            $0              $0           $0             $0
                                                  ===========    ==========      ==========    =========     ==========


NON-CASH INVESTING AND FINANCING ACTIVITY

 In December 1999, the Company issued 7,200,000 shares of the Company's common stock with a value of $7,200 as payment for the license agreement.  This agreement was modified in May of 2001 such that the number of shares was reduced from 7,200,000 to
 720,000.

 During the third quarter of 2000, a related party contributed inventory totaling
 $49,954, which was recorded as a loan due to related party.

 During the second quarter of 2001, the cmpany issued 2,000,000 shares of the company's common stock in connection with the conversion of a related party debt of
 $200,000.

 During the second quarter of 2001, the Company issued 70,000 shares of the Company's common stock with a value of $7,000 for legal and consulting services.

 The accompanying notes are an integral part of the financial statements.

                                     F-3




                         REMOTE UTILITIES NETWORK, INC.
                          (A Development Stage Company)
                   Statement Of Stockholders' Equity/(Deficit)

                                                                                                             Deficit
                                                                                                             Accumulated
                                         Common Stock           Treasury Stock       Additional              during the
                                     ---------------------  ---------------------    Paid in    Advances to  Development
                                       Shares     Amount       Shares     Amount     Capital    Stockholder  Stage        Total
                                     --------- -----------  ------------ --------   ----------  -----------  -----------  ----------

 Balance at January 22, 1996                -   $       -                           $       -     $      -    $       -    $      -

 Issuance of shares for cash:
 January 22, 1996 at $0.001          2,000,000      2,000                                                                     2,000
 Net Loss                                                                                                         (400)        (400)
                                     ---------  ----------  ------------ --------   ----------    ---------   ----------   ---------
 Balance at December 31, 1996        2,000,000      2,000                                   -            -        (400)       1,600

 Net loss                                                                                                         (400)        (400)
                                     ---------  ----------  ------------ --------   ----------    ---------   ----------   ---------
 Balance at December 31, 1997        2,000,000      2,000                                   0            0        (800)       1,200

 Net Loss                                                                                                         (400)        (400)
                                     ---------  ----------  ------------ --------   ----------    ---------   ----------   ---------
 Balance at December 31, 1998        2,000,000      2,000                                   0            0      (1,200)         800

 Issuance of shares for cash:
   March  8, 1999 at $0.01             350,000        350                               3,150                                 3,500
   March 26, 1999 at $0.01             405,000        405                               3,645                                 4,050
   March 29, 1999 at $0.01             250,000        250                               2,250                                 2,500
   March 30, 1999 at $0.01           1,595,000      1,595                              14,355                                15,950
   March 31, 1999 at $0.01           1,900,000      1,900                              17,100                                19,000
 Issuance of shares for acquisition  7,200,000      7,200                                                                     7,200
 Advance to stockholder                                                                            (44,900)                 (44,900)
 Net Loss                                                                                                       (3,899)      (3,899)
                                    ----------  ----------  ------------ --------   ----------    ---------  ----------   ----------

 Balance at December 31, 1999       13,700,000     13,700                              40,500      (44,900)     (5,099)       4,201

 Repayment from Stockholder                                                                         44,900                   44,900
 Contributed Capital                                                                   17,400                                17,400
 Net Loss                                                                                                     (206,396)    (206,396)
                                    ----------  ----------  ------------ --------   ----------    ---------  ----------   ----------

 Balance at December 31, 2000       13,700,000     13,700                              57,900            0    (211,495)    (139,895)
                                    ----------  ----------  ------------ --------   ----------    ---------  ----------   ----------

 Contributed Capital                                                                    7,457                                 7,457
 Issuance of shares for conversion
   of debt - see note 5              2,000,000      2,000                             198,000                               200,000
 Issuance of shares for services
   rendered - see note 5                70,000         70                               6,930                                 7,000
 Autoeye re-evaluation                                       (6,480,000)  (6,480)                                            (6,480)
 Net Loss                                                                                                     (120,962)    (120,962)
                                    ----------- ----------  ------------ --------   ----------    ---------  ----------   ----------
 Balance at June 30, 2001           15,770,000    $15,770    (6,480,000) ($6,480)    $270,287          $0    ($332,457)    ($52,880)
                                    =========== ==========  ============ ========   ==========    =========  ==========   ==========


 The accompanying notes are an integral part of the financial statements


                                      F-4





                                  -2-






                    REMOTE UTILITIES NETWORK, INC.
                     (a Development Stage Company)

                     Notes to Financial Statements
                             June 30, 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a) Nature of Operations Remote Utilities Network, Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. In March 1999, the Company changed its name from Alexander-West, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (See Note 4 - Intangible Assets). As of April 12, 2001 Remote Utilities Network, Inc. was invited to trade on the NASDAQ OTCBB under the trade symbol RMUN

b) Basis of Presentation. The financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the company's financial position at June 30, 2001 and the results of operations and cash flow for the periods presented have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

This interim financial information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     - Explore merging or acquiring a company with viable operations.

     - Generate sales from the marketing of the product under its licensing agreement.

     - Contemplate a private placement for the sale of shares of the Company's common stock.

     - Contemplate a line of credit with an established financial institution.

c) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

d) Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

e) Concentration of Credit Risk. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

f) Prepaid Expense. Prepaid expense consists of the cost of a service agreement entered into with an outside party. The asset will be amortized over the life of the agreement, which is approximately a year from the date of these financial statements.

g) Inventory. Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). Inventory consists mainly of various parts and raw materials.

                                  -7-

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

h) Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.
Maintenance and repairs are charged to expense as incurred.

i) Intangible Assets. Intangible assets consist of the Company's costs for the purchase of its licensing agreement. The costs are being amortized over the life of the agreement, which is ten years, once sales activities commence. The Company periodically reviews the recoverability of the assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company believes the asset is fully recoverable at June 30, 2001.

j) Income Taxes. Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the difference between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

k) Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes accounting policies for stock issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are received from non-employees for the issuance of equity securities based on the fair value of the consideration received. For services rendered or goods received from shareholder(s), the Company records the transaction based on the historical cost basis of the shareholder(s) in accordance with SEC Staff Accounting Bulletin No. 48 (SAB 48), "Transfer of Assets by Promoters and Shareholders."

l) Earnings Per Share SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings/loss per share ("Basic EPS or LPS") and diluted earnings/loss per share ("Diluted EPS or LPS").
The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted LPS does not assume conversion exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

As of June 30, 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                     June 30,    December 31,
                                       2001          2000

          Basic and diluted        12,597,500     13,700,000
                                   ----------     ----------

m) Comprehensive Income. In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001, and for the period from January 22, 1996 (inception) to June 30, 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company had related party transactions for the period ended June 30, 2001 with Autoeye, Inc. ("Autoeye") and a Stockholder (the "Stockholder"). Autoeye, is the beneficial owner of 7.75% of the Company's common stock. However, the Company plans to initiate a secondary offering of its common stock to raise additional capital to commence its operations. The completion of the secondary offering will then result in the dilution of Autoeye's beneficial ownership.

                                  -8-
NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Due to Related Party
During the three months ending June 30, 2001, the company had advances from a stockholder of $133,146, of which the imputed interest expense totaled $7,457 at 8%. Interest expense was record in the statement of operations, with a corresponding contribution to capital as the stockholder has waived interest payments. The advances will be repaid when sufficient capital is available, which the Company expects will be within a year of the date of these financial statements when further private financing is received.

License Agreement
The Company entered into a license agreement with a company in 1999, which the current management has a minority common stock ownership.
As payment for the license agreement, the Company issued 7,200,000 shares of their common stock. In accordance with SAB 48, the Company valued the transaction at the shareholders' cost of the license which totaled $7,200 or $.01 per share (see Notes 4 and 5). On May 16, 2001, this agreement was renegotiated and the number of shares was reduced to 720,000 shares.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at cost, consisted of the following:

                                       June 30,   December 31,
                                         2001         2000

     Computer Equipment               $ 13,075     $ 13,075
     Computer Software                  18,808       18,808
     Furniture and Office Equipment     14,378       14,378
     Leasehold Improvement               3,307        3,307
                                      --------     --------
                                        49,568       49,568
     Less: Accumulated Depreciation     (4,975)      (3,317)
                                      --------     --------
     Net Property and Equipment       $ 44,593     $ 46,251
                                      ========     ========

For the year ended December 31, 2000, and the period ending June 30, 2001 depreciation and amortization expense was $3,317 and $1,658 respectively.

NOTE 4 - INTANGIBLE ASSETS

During June 1999, the Company entered into a 10-year license agreement with a company, of which the current management has a minority common stock ownership. The license agreement is for the manufacturing and marketing of Autoeye Multi-Vehicle Surveillance System ("AMVSS"), which is to be marketed to automotive dealerships. In August 1999, the Company's Board of Directors approved the issuance of 7,200,000 shares of the company's common stock as payment for the license agreement. This agreement was revisited in May 2001 and the number of shares has been reduced to 720,000. In accordance with SAB 48, the Company valued the original transaction at the shareholders cost of the license which totaled $7,200 or $.01 per share.

NOTE 5 - STOCKHOLDERS' EQUITY /(DEFICIT)

Preferred stock
The aggregate number of shares of preferred stock that the Company has authority to issue is 5,000,000 shares at a par value of $0.001.

The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of June 30, 2001, the Board of Directors has not established any series of preferred shares.

Common stock
The aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of June 30, 2001, 9,290,000 shares were issued and outstanding.

Common stock issued for license agreement
In June 1999, the Company entered into a licensing agreement with Autoeye, Inc., for use of the trademarks, trade names, insignia, and other inertia for the technology known as Autoeye Multi-vehicle Surveillance System. In consideration of the license, the Company issued 7,200,000 shares of its common stock to Autoeye. The Company recorded the transaction at the shareholder cost in accordance with
SAB 48 (see Notes 2 and 4).   This agreement was reevaluated on May
16, 2001 and has been established at 720,000 shares.

Common stock issued for cash
In 1999,shares were issued in connection with the Company's offering circular dated February 15, 1999. The offering price was $0.01 per share with a minimum purchase of 25,000 shares ($250). The offering was for up to 4,500,000 shares. The company issued 4,500,000 shares for a total of $45,000.

Conversion of Debt
On April 23, 2001, the Company approved the election of the President to convert $200,000 in principal due under those loans into shares of the restricted common stock of the Company at the conversion rate of $0.10 per share, resulting in the issuance of 2,000,000 shares. The shares were issued at their fair market value.

Common stock issued for services
In May 2001, the company approved the issuance of 70,000 shares for legal and consulting services for a total of $7,000. The company valued the transaction at fair market value.

NOTE 6 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                          For the Period
                                                         Ended January 22,
                                    For the Period      1996 (inception) to
                                       June 30,              June 30,
                                   2001          2000          2001

     Current Tax Expense
       U.S. Federal              $       -     $       -    $       -
       State and Local                   -             -            -
                                 ---------     ---------    ---------
       Total Current                     -             -            -
                                 =========     =========    =========
     Deferred Tax Expense
       U.S. Federal              $       -     $       -    $       -
       State and Local                   -             -            -
                                 ---------     ---------    ---------
       Total Deferred                    -             -            -
                                 =========     =========    =========
     Total Tax Provision
     (Benefit from Operating     $       -     $       -    $       -
                                 =========     =========    =========

  The reconciliation of the effective income tax rate to the Federal statutory rate for all periods presented is as follows:

          Federal Income Tax Rate                        ( 34.0)%

          Deferred Tax Charge (Credit)                        -

          Effect on Valuation Allowance                    34.0%

          State Income Tax, Net of Federal Benefit            -
                                                         --------
          Effective Income Tax Rate                         0.0%
                                                         ========

At December 31, 2000 and June 30, 2001, the Company had net carry-forward losses of approximately $211,495 and $115,962, respectively. Because of the current uncertainty of realizing the benefit of the tax carry- forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry-forward period. Net operating loss carry-forwards expire through 2020.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                          June 30,     December 31,
                                            2001          2000
          Deferred Tax Assets
          Loss Carry-forwards           $  120,962     $  71,900
          Less: Valuation                 (120,962)      (71,900)
          Allowance
                                        -----------    ----------
          Net Deferred Tax Assets       $        -     $       -
                                        ===========    ==========

NOTE 7.  SUBSEQUENT EVENTS

In July 2001, during the Annual Meeting of Stockholders a resolution was presented and passed, to amend the Articles of Incorporation to increase the authorized common shares from 20,000,000 to 250,000,000 and to increase the authorized preferred shares from 5,000,000 to 25,000,000.

In July 2001, during the Annual Meeting of Stockholders a resolution was presented and passed, to amend the Articles of Incorporation to change the name of the company to Runcorp Inc. The stock will trade on NASDAQ OTCBB under the trade symbol RUNN.

ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

NOTE REGARDNG PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intensions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this report. Our actual results may differ materially from results anticipated in these forward looking statements. We base our forward looking statements on information currently available to us, and we assume no obligation to update these statements.


                        Plan of Operation

On June 30, 1999, Remote entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, Remote issued 7,200,000 shares (changed in May 2001 to 720,000) of its common stock to Autoeye. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to Remote. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by Remote in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees, and employee salaries. In addition, during the development phase, Autoeye is to provide marketing, research, and development of the Autoeye system

All amounts shown are in the US dollars.

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between $500,000 and $5,000,000 over the next 24 months, which we will utilize to purchase inventory, and for marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Remote. It is anticipated that an initial injection of $500,000 will be required within the next 6 months. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We hope to generate sales from the marketing of the product under the license agreement. This is expected to be conducted during the fourth quarter of 2001, once Phase II of testing and registration with the F.C.C. and Industry Canada has been completed. Management estimates that each auto dealership that purchases the Autoeye system will on average result in net revenues of $50,000.00 to Remote. We are currently conducting ongoing discussions with large auto manufacturing companies and auto insurance companies in regards to the sale of the Autoeye product and we anticipate securing contracts in the fourth quarter of 2001, subject to completion of testing and registration. Remote does not currently have any formal sales contracts with interested parties.

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

Our monthly expenditures are minimal as Autoeye currently bears the operational and development costs pursuant to the license agreement, which is approximately $12,000 per month. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the fourth quarter of 2001. Once the product is ready to be made available for sale, unless the license agreement is extended, Remote will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The increase in operating expenditures from $36,305 for the six months ended June 30, 2000 to $113,505 for the same six month period in 2001 is due to the expense of retaining attorneys, accountants and consultants required to assist Remote in becoming a publicly traded company on the OTC Bulletin Board.

Currently, Autoeye is the beneficial owner of 7.75% of Remote's common stock. However, we plan to initiate a secondary offering of our common stock after the completion of the offering of securities of the selling security holders as described in the Registration Statement on Form SB/A, which is hereby incorporated by reference to the filing made with the Securities and Exchange Commission on March 7, 2001, file number 333-49042. The completion of the secondary offering will result in the dilution of Autoeye's share ownership.

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

                      PART II - OTHER INFORMATION

ITEM 1 - No response required

ITEM 2 - No response required

ITEM 3 - No response required

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on July 10, 2001. A total of 8,328,250 shares of common stock, par value $.001 per share (the "Common Stock"), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the annual Meeting by the stockholders consisted of six proposals specifically set forth in the Company's definitive Proxy Statement, dated June 8, 2001 (the "Proxy Statement"). The first proposal related to the election of three persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:

          Nominee                     For        Withheld
          -------                     ---        --------

          David Phan               8,310,250        0
          Omkar Nath Channan       8,310,250        0
          Thomas J. Charlton       8,310,250        0

The second proposal related to an amendment to the Company's Articles of Incorporation to change the Company's name from Remote Utilities Network, Inc. to Runcorp Inc. The second proposal was adopted by a vote of 8,310,000 in favor with no votes against, no abstentions and no broker non-votes.

The third proposal related to an amendment to the Company's Articles of Incorporation to the authorized shares of common stock from 20,000,000 to 250,000,000. The third proposal was adopted by a vote of 8,310,000 in favor with no votes against, no abstentions and no broker non-votes.

The fourth proposal related to an amendment to the Company's Articles of Incorporation to the authorized shares of preferred stock from 5,000,000 to 25,000,000. The fourth proposal was adopted by a vote of 8,199,500 in favor with no votes against, no abstentions and 110,500 broker non-votes.

The fifth proposal related to the approval of the Company's 2001 Stock Plan. The fifth proposal was adopted by a vote of 8,199,500 in favor with no votes against, no abstentions and 110,500 broker non-votes.

The sixth proposal related to the ratification the selection of Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2001. The sixth proposal was adopted by a vote of 8,310,000 in favor with no votes against, no abstentions and no broker non-votes.

ITEM 5 - No response required

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.     Description
   -----------     -----------

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

     3.3 *         Articles of Amendment to Articles of Incorporation

     3.4           Restated Bylaws (incorporated by reference to Exhibit
                   3.3 to the Registrant's quarterly report on Form 10-QSB/A for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 18, 2001)

     4.1*          2001 Stock Plan

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

__________________

* Filed herewith.

(b) Reports on Form 8-K

None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Runcorp Inc.

                           By: /s/ David Phan
                              David Phan, President

                           Date:  August 14, 2001

                           By: /s/ Robert Gentles
                              Robert Gentles, Chief Financial Officer

                           Date:  August 14, 2001