Form 10QSB
period 2001-09-30
RUNCORP INC
filed 2001-11-16
CIK 1082703

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2001       Commission File Number: 000-30705



                             Runcorp Inc.
        (Exact name of registrant as specified in its charter)


            Nevada                                      86-088251
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



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

                       [X] Yes           [ ] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common                                         9,330,000
------                      ------------------------------------------------
Class                       Number of shares outstanding at November 8, 2001



                                 INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.   Financial Statements

     Balance Sheet - September 30, 2001 (Unaudited) ....................... 3

     Statement of Operations - Nine months ended September 30, 2001 (Unaudited) and 2000 (Unaudited), and January 22, 1996
     (inception) through September 30, 2001................................ 4

     Statement of Cash Flow - Nine months ended September 30, 2001 (Unaudited) and 2000 (Unaudited), and January 22, 1996
     (inception) through September 30, 2001................................ 5

     Statement of Stockholders' Equity/(Deficit)........................... 6

     Notes to Financial Statements .......................................7-11

Item 2.  Management's Discussion and Plan of Operation.................... 12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 13
Item 6.   Exhibits and Reports on Form 8-K................................ 13

Signatures................................................................ 14

                                  RUNCorp, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                                September 30,    December 31,
                                                   2001             2000
                                                (Unaudited)
ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                     $  6,181         $ 22,382
  Inventory                                       54,376           51,376
  Prepaid expenses                                10,000           10,000
                                                --------         --------
                                                  70,557           83,758

 PROPERTY AND EQUIPMENT (Net)                     39,203           46,251

 INTANGIBLE ASSETS                                   720            7,200
                                                --------         --------
  TOTAL ASSETS                                   110,480          137,209
                                                ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
 CURRENT LIABILITIES
  Accounts payable and accrued expenses           60,691           12,423
  Due to related parties                         161,715          264,681
                                                --------         --------
                                                 222,406          277,104

 COMMITMENTS AND CONTINGENCIES                         -                -

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
   25,000,000 shares authorized; -0- shares
   issued and outstanding
  Common stock, $.001 par value 250,000,000
   shares authorized; 9,330,000 and 13,700,000
   shares issued and outstanding respectively      9,330           13,700
   Additional paid-in capital                    304,086           57,900
  Deficit accumulated during the
   development stage                            (425,342)        (211,495)
                                               ----------        ---------

  Total stockholders' equity (deficit)          (111,926)        (139,895)
                                               ----------        ---------

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                             $ 110,480         $ 137,209
                                               ==========        =========


  The accompanying notes are an integral part of the financial statements


                             RUNCorp, INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                             (Unaudited)

                                                                                                    Cumulative
                                                                                                       From
                                                                                                     Inception
                                            For the nine months          For the three months      (January 22,
                                           Ending September 30,          Ending September 30,        1996) to
                                         -------------------------      -----------------------    September 30,
                                            2001           2000            2001         2000           2001
                                         ----------     ----------      ---------     ---------     ----------

REVENUE                                  $       -      $       -       $      -      $      -      $       -

EXPENSES
 General and administrative expenses       204,551        159,058         89,531       122,753        413,046
                                          ---------      ---------      ---------      --------     ----------
INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                (204,551)      (159,058)       (89,531)     (122,753)      (413,046)

OTHER INCOME (EXPENSE)
 Interest Income                                 0              0              0             0          3,800
 Interest Expense                           (9,296)             0         (3,354)            0        (16,096)
                                          ---------      ---------      ----------     --------     ----------

 Total Other Income (Expense)               (9,296)             0         (3,354)            0        (12,296)
                                          ---------      ---------      ----------     --------     ----------

PROVISION FOR INCOME TAXES                       0              0              0             0              0
                                          ---------      ---------      ----------     --------     ----------

NET(LOSS)                                 (213,847)      (159,058)       (92,885)     (122,753)      (425,342)
                                          =========      =========      =========     =========     ==========

NET LOSS PER COMMON SHARE

 Basic and diluted                         $(0.03)        $(0.01)        $(0.01)       $(0.01)


 The accompanying notes are an integral part of the financial statements



                                    RUNCorp, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                Statement of Cash Flow
                                    (Unaudited)

                                                                                                             Cumulative
                                                                                                                From
                                                                                                              Inception
                                                     For the nine months          For the three months      (January 22,
                                                     Ending September 30,         Ending September 30,        1996) to
                                                  -------------------------      -----------------------    September 30,
                                                     2001           2000            2001         2000           2001
                                                  ----------     ----------      ---------     ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                          (213,847)      (159,058)       (92,885)     (122,753)      (425,342)
 Depreciation and amortization                        7,048          2,200          5,390                       10,365
 Interest income/expense, net                         9,296                         1,839                       12,296
 Rent and office expense                                                                                        17,717
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Increase in inventory                                (3,000)                      (3,000)                      (3,000)
 Increase in prepaid expenses                                      (10,000)                                    (10,000)
 Increase in organizational costs                                                                               (2,000)
 Increase in accounts payable                         48,268        10,848         27,146           518         60,691
                                                  -----------    ----------      ---------     ---------     ----------

NET CASH USED IN OPERATING ACTIVITIES:              (152,235)     (156,010)       (61,510)     (122,235)      (339,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        0       (45,625)             0                     (129,677)
                                                  -----------    ----------      ---------     ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to/from related party                          (102,966)      217,100          28,570       89,030        161,715
 Issuance of common stock for cash                   239,000                        32,000                     313,416
                                                  -----------    ----------      ----------    ---------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            136,034       217,100          60,570       89,030        475,131

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (16,201)       15,465            (940)     (33,205)         6,181

CASH AND CASH EQUIVALENTS - beginning                 22,382             1           7,121       48,671              0
                                                  -----------    ----------      ----------    ---------     ----------

CASH AND CASH EQUIVALENTS - ending                     6,181        15,466           6,181       15,466          6,181
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
                                                  ===========    ==========      ==========    =========     ==========


NON-CASH INVESTING AND FINANCING ACTIVITY

 In December 1999, the Company issued 7,200,000 shares of the Company's common stock with a value of $7,200 as payment for the license agreement.  This agreement was modified - see Form 8-K dated May 18, 2001 - to 720,000 with a value of $720.

 During the third quarter of 2000, a related party contributed inventory totaling
 $49,954, which was recorded as a loan due to related party.

 During the second quarter of 2001, the Company issued 2,000,000 shares of the company's common stock in connection with the conversion of a related party debt of
 $200,000.

 During the second quarter of 2001, the Company issued 70,000 shares of the Company's common stock with a value of $7,000 for legal and consulting services.

 The accompanying notes are an integral part of the financial statements.


                                   RUNCorp, INC.
                          (A Development Stage Company)
                   Statement Of Stockholders' Equity/(Deficit)
                                   (Unaudited)

                                                                                       Deficit
                                                                                       Accumulated
                                         Common Stock       Additional                 during the
                                     ---------------------  Paid in       Advances to  Development
                                       Shares     Amount    Capital       Stockholder  Stage            Total
                                     --------- -----------  ----------    -----------  -----------   ----------

 Balance at January 22, 1996                -   $       -   $       -      $      -    $        -    $      -

 Issuance of shares for cash:
 January 22, 1996 at $0.001          2,000,000      2,000                                              2,000
 Net Loss                                                                                  (400)        (400)
                                     ---------  ----------   ----------    ---------   ----------   ---------
 Balance at December 31, 1996        2,000,000      2,000           -             -        (400)       1,600

 Net loss                                                                                  (400)        (400)
                                     ---------  ----------   ----------    ---------   ----------   ---------
 Balance at December 31, 1997        2,000,000      2,000            0            0        (800)       1,200

 Net Loss                                                                                  (400)        (400)
                                     ---------  ----------  -----------    ---------   ----------   ---------
 Balance at December 31, 1998        2,000,000      2,000            0            0      (1,200)         800

 Issuance of shares for cash:
   March  8, 1999 at $0.01             350,000        350        3,150                                 3,500
   March 26, 1999 at $0.01             405,000        405        3,645                                 4,050
   March 29, 1999 at $0.01             250,000        250        2,250                                 2,500
   March 30, 1999 at $0.01           1,595,000      1,595       14,355                                15,950
   March 31, 1999 at $0.01           1,900,000      1,900       17,100                                19,000
 Issuance of shares for acquisition  7,200,000      7,200                                              7,200
 Advance to stockholder                                                     (44,900)                 (44,900)
 Net Loss                                                                               (3,899)       (3,899)
                                    ----------  ----------   ----------    ---------  ----------   ----------

 Balance at December 31, 1999       13,700,000     13,700       40,500      (44,900)    (5,099)        4,201

 Repayment from Stockholder                                                  44,900                   44,900
 Contributed Capital                                            17,400                                17,400
 Net Loss                                                                             (206,396)     (206,396)
                                    ----------  ----------   ----------    ---------  ----------   ----------

 Balance at December 31, 2000       13,700,000     13,700       57,900            0   (211,495)     (139,895)
                                    ----------  ----------   ----------    ---------  ----------   ----------

 Contributed Capital                                             9,296                                 9,296
 Shares issued                       2,110,000      2,110      236,890                               239,000
 Autoeye re-evaluation              (6,480,000)    (6,480)                                            (6,480)
 Net Loss                                                                              (213,847)    (213,847)
                                    ----------- ----------   ----------    ---------  ----------   ----------
 Balance at September 30, 2001       9,330,000    $ 9,330     $304,086          $0    ($425,342)   ($111,926)
                                    =========== ==========   ==========    =========  ==========   ==========


 The accompanying notes are an integral part of the financial statements


                             RUNCorp, INC.
                     (a Development Stage Company)

                     Notes to Financial Statements
                          September 30, 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a) Nature of Operations. RUNCorp Inc. ("Company") (formerly Alexander-West, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 7. In March 1999, the Company changed its name from Alexander-West, Inc. In July 2001, during the Annual Meeting of Stockholders a resolution was presented and passed, to amend the Articles of Incorporation to Change the Name of the Company to Runcorp Inc. The NASDAQ OTCBB trade symbol is RUNN. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (See Note 4 - Intangible Assets).

b) Basis of Presentation. The financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the company's financial position at September 30, 2001 and the results of operations and cash flow for the periods presented have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                                  -7-
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

The Company periodically reviews the recoverability of the assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company believes the asset is fully recoverable at September 30, 2001.

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

As of September 30, 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                  September 30,      December 31,
                                      2001              2000

          Basic and diluted        8,347,000          13,700,000
                                 -------------      --------------

m) Comprehensive Income. In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001, and for the period from January 22, 1996 (inception) to September 30, 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.




                                  -8-


n) On June 29, 2001, Statement of financial Accounting Standards ("SFAS") No. 141 "Business Combinations" was approved by the financial Accounting Standards board ("FASB"). SFAS 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determent the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001 SFAS No. 142 "Goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company had related party transactions for the year ended September 30, 2001 with Autoeye, Inc. ("Autoeye") and a Stockholder (the "Stockholder"). Autoeye, is the beneficial owner of less than 10.00% of the Company's common stock. However, the Company plans to initiate a secondary offering of its common stock to raise additional capital to commence its operations. The completion of the secondary offering will then result in the dilution of Autoeye's beneficial ownership to an amount less than 50% of the outstanding common stock (see also Notes 4 and 5). After this offering, the Company will also repay Autoeye and the Stockholder all advances outstanding. The Company will then operate separately and independently.

Due to Related Party
During the nine months ending September 30, 2001, the company had advances from a stockholder of which the imputed interest expense totaled $9,296 at 8%. Interest expense was record in the statement of operations, with a corresponding contribution to capital. The advances will be repaid when sufficient capital is available, which the Company expects will be within a year of the date of these financial statements when further private financing is received.

License Agreement
The Company entered into a license agreement with a company in 1999, which the current management has a minority common stock ownership.
As payment for the license agreement, the Company issued 7,200,000 shares of their common stock. This agreement was renegotiated and the number of shares was reduced to 720,000 shares. In accordance with SAB 48, the Company valued the transaction at the shareholders' cost of the license which totaled $720 or $.001 per share (see Notes 4 and 5).

On April 23, 2001, the Company accepted the resignation of Gerald Peatz as an officer and director of the Company, effective April 18, 2001.
The Company appointed Omkar Nath Channan as a member of the Board of Directors and as Secretary/Treasurer to fill the vacancies created by Mr. Peatz' resignation, effective April 18, 2001. The Company appointed Thomas Charlton as a member of the Board of Directors and Vice President.

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

                                -9-

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at cost, consisted of the following:

                                      September 30,    December 31,
                                          2001            2000

     Computer Equipment                $ 13,075        $ 13,075
     Computer Software                   18,808          18,808
     Furniture and Office Equipment      14,378          14,378
     Leasehold Improvement                3,307           3,307
                                     -----------     -----------
                                         49,568          49,568
     Less: Accumulated Depreciation     (10,365)         (3,317)
                                     -----------     -----------
     Net Property and Equipment        $ 39,203        $ 46,251
                                     ===========     ===========


For the year ended December 31, 2000, and the period ending September 30, 2001 depreciation and amortization expense was $3,317 and $7,048 respectively.

NOTE 4 - INTANGIBLE ASSETS

During June 1999, the Company entered into a 10-year license agreement with a company, of which the current management has a minority common stock ownership. The license agreement is for the manufacturing and marketing of Autoeye Multi-Vehicle Surveillance System ("AMVSS"), which is to be marketed to automotive dealerships. In August 1999, the Company's Board of Directors approved the issuance of 7,200,000 shares of the company's common stock as payment for the license agreement. This agreement was revisited in May 2001 and the number of shares has been reduced to 720,000. In accordance with SAB 48, the Company valued the transaction at the shareholders cost of the license which totaled $720 or $.001 per share.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred stock.

The aggregate number of shares of preferred stock that the Company has authority to issue is 25,000,000 shares at a par value of $0.001.

The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of September 30, 2001, the Board of Directors has not established any series of preferred shares.

Common stock

The aggregate number of shares of common stock that the Company has authority to issue is 250,000,000 shares at a par value of $0.001. As of September 30, 2001, 9,330,000 shares were issued and outstanding.

Common stock issued for license agreement. In June 1999, the Company entered into a licensing agreement with Autoeye, Inc., for use of the trademarks, trade names, insignia, and other inertia for the technology known as Autoeye Multi-vehicle Surveillance System. In consideration of the license, the Company issued 720,000 shares of its common stock to Autoeye. The Company recorded the transaction at the shareholder cost in accordance with SAB 48 (see Notes 2 and 4).

Common stock issued for cash

In 1999, shares were issued in connection with the Company's offering circular dated February 15, 1999. The offering price was $0.01 per share with a minimum purchase of 25,000 shares ($250). The offering was for up to 4,500,000 shares. The company issued 4,500,000 shares for a total of $45,000.

On April 18, 2001, the Company issued 10,000 shares each to two individuals for their legal consulting services pursuant to a Registration Statement filed on Form S-8, and an additional 20,000 shares each in July pursuant to a Registration Statement filed on Form S-8.

                                 -10-
NOTE 6 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                          For the Period
                                                         Ended January 22,
                                    For the Period      1996 (inception) to
                                     September 30,         September 30,
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
                                                       ========

At September 30, 2001 and December 31, 2000, the Company had net carry-forward loss of approximately $425,342 and $211,495, respectively. Because of the current uncertainty of realizing the benefit of the tax carry- forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry-forward period. Net operating loss carry-forwards expire through 2020.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                    September 30,     December 31,
                                        2001              2000

          Deferred Tax Assets
          Loss Carry-forwards        $ 144,616         $ 71,900
          Less: Valuation             (144,616)         (71,900)
          Allowance
                                    -----------       ------------
          Net Deferred Tax Assets    $       -         $      -
                                    ===========       ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

             Management's Discussion and Plan of Operation

On June 30, 1999, RUNCorp entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, RUNCorp issued 720,000 shares of its common stock to Autoeye. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to RUNCorp. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by RUNCorp in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees, and employee salaries. In addition, during the development phase, Autoeye is to provide marketing, research, and development of the Autoeye system

All amounts shown are in the US dollars.

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between $500,000 and $5,000,000 over the next 24 months, which we will utilize to purchase inventory, and for marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within RUNCorp. It is anticipated that an initial injection of $500,000 will be required within the next 6 months. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We hope to generate sales from the marketing of the product under the license agreement. This is expected to be conducted during the first quarter of 2002, once Phase II of testing and registration with the F.C.C. and Industry Canada has been completed. Management estimates that each auto dealership that purchases the Autoeye system will on average result in net revenues of $50,000.00 to RUNCorp. We are currently conducting ongoing discussions with large auto manufacturing companies and auto insurance companies in regards to the sale of the Autoeye product and we anticipate securing contracts in the second quarter of 2002, subject to completion of testing and registration. RUNCorp does not currently have any formal sales contracts with interested parties.

3. Should management decide that raising funds by means of a secondary public offering or one or more private placements would be detrimental to RUNCorp and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the purchasing of inventory, and for marketing and general working capital purposes.

Our monthly expenditures are minimal as Autoeye currently bears the operational and development costs pursuant to the license agreement, which is approximately $19,000 per month. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the first quarter of 2002. Once the product is ready to be made available for sale, unless the license agreement is extended, RUNCorp will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The change in operating expenditures from $122,753 for the three months ending September 30, 2000 to $89,531 for the same three month period in 2001 is due to the expense of retaining attorneys, accountants and consultants required to assist RUNCorp in becoming a publicly traded company on the OTC Bulletin Board.

Currently Autoeye is the beneficial owner of 7.378% of RUNCorp's common stock. However, we plan to initiate a secondary offering of our common stock after the completion of the offering of securities of the selling security holders as described in the Registration Statement on Form SB/A, which is hereby incorporated by reference to the filing made with the Securities and Exchange Commission on March 7, 2001, file number 333-49042. The completion of the secondary offering will result in the dilution of Autoeye's share ownership.

                               Employees

The Company is currently in a start-up phase with two full time employees. It is expected that as funds become available the two current part time employees (hired between March and May 2000) may become full time employees and additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements.


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

     3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001).

     3.4       Restated Bylaws (incorporated by reference to Exhibit
               3.3 to the Registrant's quarterly report on Form 10-QSB/A for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 18, 2001)

     4.1       2001 Stock Plan (incorporated by reference to Exhibit
               4.1 to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001).

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



                           Runcorp Inc.

                           By: /s/ David Phan
                              David Phan, President

                           Date:  November 14, 2001

                           By: /s/ Robert Gentles
                              Robert Gentles, Chief Financial Officer

                           Date:  November 14, 2001