Form 10KSB
period 2001-12-31
RUNCORP INC
filed 2002-04-18
CIK 1082703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File No. 000-29477


                          RUNCORP INC.
   (Name of small business issuer as specified in its charter)


            Nevada                             86-088251
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

540 5th Ave. S.W., Suite 930 Calgary, Alberta, Canada T2P 0M2
(Address of principal executive offices)            Postal Code

Registrant's telephone number, including area code (403) 264-7356

Securities registered under Section 12(b) of the Exchange Act:
                                   None

Securities registered under Section 12(g) of the Exchange Act:
                                           Common stock, $0.001
                                           par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2001:   $-0-

Aggregate market value of the voting and non-voting common equity
(5,410,000  shares of common stock) held by non-affiliates  based on the price of $0.25 per share (the average of the bid and asked
price as of March 21, 2002):   $1,352,500

As of March 21, 2002, the issuer had 9,330,000 shares of its common stock, $0.001 par value, outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

                             PART I

ITEM 1.DESCRIPTION OF BUSINESS

Background

Runcorp Inc. is a Nevada corporation formed on January 22, 1996. We were formed under the name Alexander-West, Inc. On March 15, 1999, we changed our name to Remote Utilities Network, Inc. in order to assemble the capital, management resources, and marketing rights required to establish ourselves as a supplier of security systems for wireless mobile asset surveillance. On July 11, 2001, we changed our name to Runcorp Inc. Our principal place of business is located at Suite 930, 540-5th Ave. S.W., Calgary, Alberta, Canada T2P 0M2.

On January 22, 1996, Runcorp issued 1,600,000 shares of its stock to Robin Gardner, the initial director and sole officer of Runcorp. On January 22, 1996, Runcorp also issued 100,000 shares each to the four remaining founders of Runcorp. On or about February 26, 1999, Ms. Gardner sold 1,500,000 shares owned by her to eight individuals who were non-affiliates of Runcorp in reliance on Section 4(1) of the Securities Act.

Between March 8, 1999 and March 31, 1999, Runcorp issued
4,500,000 shares of its common stock to 15 individuals for a total consideration of $45,000 cash pursuant to Rule 504 of Regulation D.

On June 30, 1999, Runcorp entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, Runcorp issued 7,200,000 shares of its common stock to Autoeye. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to Runcorp. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by Runcorp in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees and employee salaries. In addition, during the development phase, Autoeye is to provide Runcorp with office space, at no cost to Runcorp, to perform its administrative tasks, sales, marketing, research and development of the Autoeye system.

On May 16, 2001, the Company entered into a Second Addendum to the License Agreement between the Company and Autoeye, Inc.
which reduced the consideration paid by the Company to Autoeye. The Board of Directors of the Company and the Board of Directors of Autoeye, Inc. agreed to adjust the consideration to Autoeye, Inc. in exchange for the licensing rights granted to Runcorp. Autoeye agreed to return to Runcorp 6,480,000 of the shares previously paid, thereby reducing the consideration paid by the Company to 720,000 shares of Runcorp's common stock. Pursuant to the Second Addendum, the 6,480,000 shares are to be cancelled and returned to the Company's unissued but authorized shares of common stock. The Second Addendum is incorporated by reference to
Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on May 18, 2001.

Runcorp is currently negotiating a letter of intent with Telus Corporation, Canada's second largest telecommunications company with 1999 revenues of US$3.9 billion. Telus is a multi-national corporation serving approximately 7 million customers - 23% of Canada's population. To date, negotiations and open discussions have been conducted in regards to Telus being responsible for assuming the surveillance function and initiating the dispatch of a pre-determined security agent of all the multi-vehicle systems installed and operational in Canada and the U.S. In addition, Telus would be responsible for overseeing the maintenance and monitoring of software/hardware in regards to the Autoeye project. Further ongoing open discussions/negotiations have also been conducted with Telus in regards to Telus extending the use of its national sales team to assist Runcorp in marketing the Autoeye product to their clientele base. Runcorp anticipates this letter of intent to be completed within 30 to 90 days of the effectiveness of this registration statement. In the interim, direct sales of the Autoeye system will be conducted by Runcorp. At present, there are no contracts or binding obligations existing between Telus and Runcorp and we cannot assure that any agreement will ever be reached.

We have a web-site that can be visited at www.runcorp.com.

Business of Issuer

Runcorp is in the testing stages of the Autoeye system for wireless multi-vehicle surveillance of motor vehicles. We plan to develop and market the multi-vehicle security systems, which consists of sensor units placed in each vehicle. Each vehicle is monitored on a full-time basis and any incidence of theft or vandalism is reported by the system at the time of the event; allowing for an immediate response. We also plan to offer surveillance systems to other applications such as large overnight lots, fleet lots, trucking companies and parking garages once the auto dealership market is established.

We are currently nearing completion of Phase II testing of the Autoeye system. Consequently, Runcorp has no sales of this system to date and product inventory is limited to what is currently being utilized in the testing. Subsequent to finalization of the testing, Runcorp will offer the Autoeye system to multi-vehicle parking lots, primarily the automobile dealer industry, where theft and vandalism is one of the fastest growing concerns. The Autoeye system includes multiple sensor units, which are placed one per vehicle. Each vehicle will be monitored on a full-time basis and any incidence of theft or vandalism will be reported by the system at the time of the event, allowing for an immediate response. The Autoeye system will be tailored to the needs of the automobile dealers market throughout North America. Once the auto dealership market is established, Runcorp plans to also offer surveillance systems to other applications such as large overnight vehicle parking lots, fleet lots, trucking companies and parking garages.

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

Phase II of testing is currently being conducted. Its object is to verify the original concept under a fully operational environment, in the field utilizing more than 300 vehicle security sensors in a working environment, such as a dealership lot. Runcorp anticipates completion of Phase II of testing before the end of the second quarter 2002. Results from the completion of Phase II of testing will indicate whether or not the Autoeye system operates as expected in a multi-vehicle lot, alarming of any incidence of vehicle theft, intrusion, vandalism as it occurs to a central monitoring station and assists/enhances inventory management control. Upon the successful completion of Phase II of testing, one of Runcorp's leading suppliers of the wireless technology, Murandi Communications Ltd., will be making application to the Federal Communications Commission (F.C.C.) and Industry Canada on Runcorp's behalf in regards to the use of a specific radio band (900 MHz). As the 900 MHz radio bandwidth falls within the public sector, Runcorp has been assured by Murandi that the application for registration being sought is purely a formality. The cost of registration with the F.C.C. and Industry Canada is US$15,000.00. Autoeye, as a condition of the license agreement with Runcorp, will bear these development costs. Upon registration with the F.C.C. and Industry Canada, the Autoeye system will be ready to market.

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

Key components of the units are contracted out to several high-tech companies in Western Canada who specialize in miniaturization of electronic components, as required in satellites. Upon completion of the manufacturing and receipt of these key components, the respective units are assembled at our facility in Calgary, Alberta, Canada, to ensure the highest standard of quality, and to provide additional integrity of the product. Our main suppliers are Murandi Communications Ltd., Mouser Electronics and Digi-Key Corporation. To date, these expenses have been paid by Autoeye as a condition of the license agreement. Runcorp will not be responsible for these expenses until the product is ready to market.

Pursuant to the terms of the license agreement with Autoeye, all costs of research and development of the Autoeye system incurred by Runcorp will be paid by Autoeye. During the last two fiscal years, Autoeye has paid research and development costs of US$560,000. No research and development costs were borne by either Runcorp or its customers.

Patents

Through the license agreement with Autoeye, Runcorp has been granted the use of Patent Pending CA 2224671, which covers the wireless remote sensor of the Autoeye system. The Patent was finalized in November 2001 and is valid for a period up to 20 years. As of the date of this report, Runcorp has not been made aware of any similar technology to the Autoeye system by the Patent Office.

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

     3. Primary usage of the Autoeye system will be the security function with a rollout of information retrieval, inventory and traffic control

     4. Customer acceptance will be enhanced by our ability to limit liability and insurance exposure

Initially, direct sales will be targeted towards the automobile insurance companies and will be conducted in-house. Sales individuals will be retained by Runcorp. The commission structure will be paid to sales individuals using a sliding scale: 5% payable on the first US$100,000.00 in sales; 3% payable on the next US$100,000.00 in sales; and 2% payable on sales over and above US$200,000.00. In addition, negotiations are currently being conducted with a sales agent network that is based across Canada to extend the use of its national sales team to assist Runcorp in marketing the Autoeye system to their clientele base.

Industry Analysis

The following industry analysis sets forth the most current information available to the Company as of the date of this report.

1. According to Doane Raymond's Vehicle Surveillance Systems Valuation Report dated January 27, 1998, the North American primary market consists of over 22,000 new vehicle and 80,000 used vehicle automobile dealerships. The National Automobile Dealership Association reports that the ratio is 5 used vehicle dealerships for every 1 new vehicle dealership in Canada and 8 used vehicle dealerships for every 1 new vehicle dealership in the United States. Forty percent of the dealerships in North America are foreign car dealerships. These statistics are publicly available on the National Automobile Dealership Association website at www.nada.org/content/MediaCenter/StatsandTrends/NadaData/NAD
     Adata.htm or through Bizstats.com at
     http://www.bizstats.com/autodealers.htm.

     Doane Raymond, a Canadian member firm of Grant Thornton International, are the auditors to Autoeye, Inc. The survey was conducted at Autoeye's request and at its expense for the purpose of estimating the fair market value for the vehicle surveillance system owned by Autoeye at March 31, 1997. There is no direct relationship between Runcorp and Doane Raymond.

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

This report can be accessed through the F.B.I's website at www.fbi.gov/pressrm/pressrel/pressrel99/ucr98.htm

4. Further market opportunities will be facilitated with expanding product line options. Research and development is currently being conducted on a consumer version while providing system servicing to Runcorp's customers.

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

ITEM 2.DESCRIPTION OF PROPERTY.

Our principal administrative, sales, marketing, research and development offices are located at 540 5th Ave. S.W., Suite 930, Calgary, Alberta, Canada T2P 0M2. We have a limited use of this facility through the license agreement with Autoeye. Autoeye provides this space and other office services to Runcorp for $1,000 per month, which has been recorded in our financial statements with a corresponding $12,000 contribution to capital as of December 31, 2001.


Since Runcorp is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 995 S. Virginia St., Suite 116, Reno, Nevada 89502. No activities take place in the resident office. All other activities have been consolidated to the facility described above.

ITEM 3.LEGAL PROCEEDINGS

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

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information

Our common stock initially began trading on the OTC Bulletin
Board on July 16, 2001.  Our trading symbol is "RUNN."

The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin
Board for each quarter commencing July 16, 2001.

                               Low Bid    High Ask

               3rd Qtr. 2001    $0.23      $1.11
               4th Qtr. 2001    $0.30      $0.84

               1st Qtr. 2002    $0.21      $0.46

The source of this information is America Online quotation services. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

On March 21, 2002, the Company's common stock was held by approximately 271 shareholders of record and an indeterminate number of investors through nominee or street name accounts with brokers.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Executive Registar & Transfer Agency, Inc., 3118 W. Thomas Road,
Suite 707, Phoenix, Arizona 85017.

ITEM 6.MANAGEMENT'S PLAN OF OPERATION

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

          Management's Discussion and Plan of Operation

On June 30, 1999, Runcorp entered into a license agreement with Autoeye, Inc. for use of the trademarks, trade names, insignia and other indicia for the technology known as Autoeye Multi Vehicle Surveillance System (the "Autoeye system"). In consideration of the license, Runcorp issued 7,200,000 shares of its common stock to Autoeye. On May 16, 2001, pursuant to a Second Addendum to the license agreement, the consideration paid by Runcorp to Autoeye was reduced to 720,000 shares. Autoeye returned 6,480,000 shares which were cancelled and returned to Runcorp's unissued but authorized shares of common stock. The license is granted for the operation of the business of manufacturing and marketing the Autoeye system on a worldwide basis to last for a period of ten years with an option to renew the license agreement for an additional ten years at no further cost to Runcorp. Under the terms of the Agreement, Autoeye is responsible for all costs and expenses incurred by Runcorp in the operation of its business during the development of the project until the Autoeye system is ready to market. The costs include, but are not limited to, manufacturing costs, registration fees, and employee salaries. In addition, during the development phase, Autoeye is to provide marketing, research, and development of the Autoeye system

All amounts shown are in the US dollars.

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between $500,000 and $5,000,000 over the next 18 months, which we will utilize to purchase inventory, and for marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Runcorp. It is anticipated that an initial injection of $500,000 will be required within the next 6 months. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We hope to generate sales from the marketing of the product under the license agreement. This is expected to be conducted during the first half of 2002, once Phase II of testing and registration with the F.C.C. and Industry Canada has been completed. Management estimates that each auto dealership that purchases the Autoeye system will on average result in net revenues of $50,000.00 to Runcorp. We are currently conducting ongoing discussions with large auto manufacturing companies and auto insurance companies in regards to the sale of the Autoeye product and we anticipate securing contracts in the second quarter of 2002, subject to completion of testing and registration. Runcorp does not currently have any formal sales contracts with interested parties.

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

Autoeye currently bears the operational and development costs pursuant to the license agreement, which is approximately $19,000 per month. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the first half of 2002. Once the product is ready to be made available for sale, unless the license agreement is extended, Runcorp will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The change in operating expenditures from $200,996 for the year ended December 31, 2000 to $342,769 for the same period in 2001 is due to attorneys' and consultants' fees expense.

Currently Autoeye is the beneficial owner of 7.7% of Runcorp's common stock. However, we plan to initiate a secondary offering of our common stock which upon completion will result in the dilution of Autoeye's share ownership.

Employees

The Company is currently in a start-up phase with no full time employees. It is expected that as funds become available the four current part time employees (hired between March and May
2000) may become full time employees and additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements.
ITEM 7.   FINANCIAL STATEMENTS.

                                 RUNCORP, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS



                                      INDEX



                                                            PAGE

          INDEPENDENT AUDITORS' REPORT                      F-1

          BALANCE SHEETS                                    F-2

          STATEMENTS OF OPERATIONS                          F-3

          STATEMENT OF STOCKHOLDERS' DEFICIENCY          F-4 - F-5

          STATEMENTS OF CASH FLOWS                       F-6 - F-7

          NOTES TO FINANCIAL STATEMENTS                  F-8 - F-17




                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
 RUNCORP, INC.

We have audited the accompanying balance sheets of RunCorp, Inc. (formerly Remote Utilities Network, Inc.) (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from January 22, 1996 (inception) to December 31, 2001. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RunCorp, Inc. (formerly Remote Utilities Network, Inc.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from January 22, 1996 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                         MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         Certified Public Accountants

Los Angeles, California
April 4, 2002


                                  RUNCORP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,
                                                               ----------------------
                                                                  2001         2000
             ASSETS                                          ---------    ---------
       CURRENT ASSETS
          Cash and cash equivalents                            $     424    $  22,382
          Inventory                                               49,192       51,376
          Prepaid expenses                                             -       10,000
                                                               ---------    ---------
              Total Current Assets                                49,616       83,758

       Property and equipment, net of depreciation
          of $13,995 and $3,317, respectively                     35,573       46,251

       Intangible assets, net amortization of $0                     720          720
                                                               ---------    ---------
             TOTAL ASSETS                                      $  85,909    $ 130,729
                                                               =========    =========

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
       CURRENT LIABILITIES
          Accounts payable and accrued expense                 $   9,490    $  12,423
          Due to related party                                   243,563      264,681
                                                               ---------    ---------
             TOTAL LIABILITIES                                   253,053      277,104
                                                               ---------    ---------

       Commitments and contingencies (Note 5)                          -            -

       STOCKHOLDERS' DEFICIENCY
         Preferred stock, $.001 par value; 25,000,000 shares
           authorized; -0- shares issued and outstanding               -            -
         Common stock, $.001 par value; 250,000,000 shares
           authorized; 9,330,000 and 7,220,000, shares
           issued and outstanding                                  9,330        7,220
         Additional paid-in capital                              390,456       57,900
         Deficit accumulated during the development stage       (566,930)    (211,495)
                                                               ----------   ----------
               Total stockholders' deficiency                   (167,144)    (146,375)

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $  85,909    $ 130,729
                                                               ==========   ==========


The accompanying notes are an integral part of these financial statements

                                  RUNCORP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                     Cumulative
                                                                        From
                                                                      Inception
                                                                     (January 22,
                                          For the Year Ended             1996)
                                              December 31,                to
                                       -------------------------     December 31,
                                          2001          2000             2001
                                       -----------   -----------      ----------

REVENUE                                $        -    $        -       $       -

                                       -----------   -----------      ----------
EXPENSES
  General and administrative expenses     342,769       200,996         551,264
                                       -----------   -----------      ----------

LOSS FROM OPERATIONS                     (342,769)     (200,996)       (551,264)
                                       -----------   -----------      ----------


OTHER INCOME (EXPENSE)
   Interest income                              -         1,400           3,800
   Interest expense                       (12,666)       (6,800)        (19,466)
                                       -----------   -----------      ----------
Total other income (expense)              (12,666)       (5,400)        (15,666)

LOSS BEFORE PROVISION
 FOR INCOME TAXES                       ( 355,435)     (206,396)       (566,930)

PROVISION FOR INCOME TAXES                      -             -               -
                                       -----------   -----------      ----------


NET  LOSS                               $(355,435)    $(206,396)      $(566,930)
                                       ===========   ===========      ==========

NET LOSS PER COMMON SHARE

 Basic and diluted                      $  (0.04)     $   (0.02)
                                       ==========    ===========


The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                             Deficit
                                                                                           Accumulated
                                               Common Stock               Additional       during the
                                        ----------------------------        Paid-in        Development
                                          Shares           Amount           Capital           Stage            Total
                                        -----------     ------------     ------------     -------------     -----------

Balance at January 22, 1996                      -       $        -       $        -       $         -       $       -

Issuance of shares for cash:
  January 22, 1996 at $0.001             2,000,000            2,000                -                 -           2,000

Net loss                                         -                -                -              (400)           (400)
                                       -----------       -----------      -----------      ------------      ----------
Balance at December 31, 1996             2,000,000            2,000                -              (400)          1,600


Net loss                                         -                -                -              (400)           (400)
                                       -----------       -----------      -----------      ------------      ----------
Balance at December 31, 1997             2,000,000            2,000                -              (800)          1,200


Net loss                                         -                -                -              (400)           (400)
                                       -----------       -----------      -----------      ------------      ----------
Balance at December 31, 1998             2,000,000            2,000                -            (1,200)            800


Issuance of shares for cash:
  March  8, 1999 at $0.01                  350,000              350            3,150                 -           3,500
  March 26, 1999 at $0.01                  405,000              405            3,645                 -           4,050
  March 29, 1999 at $0.01                  250,000              250            2,250                 -           2,500
  March 30, 1999 at $0.01                1,595,000            1,595           14,355                 -          15,950
  March 31, 1999 at $0.01                1,900,000            1,900           17,100                 -          19,000

Issuance of shares for acquisition       7,200,000            7,200                -                 -           7,200

Net loss                                         -                -                -            (3,899)         (3,899)
                                       -----------       -----------      -----------      ------------      ----------

Balance at December 31, 1999            13,700,000           13,700           40,500            (5,099)         49,101

Restatement of issuance of shares
 for acquisition                        (6,480,000)          (6,480)               -                 -          (6,480)
                                       ------------      -----------      -----------      ------------      ----------


Balance at December 31, 1999 (restated)  7,220,000            7,220           40,500            (5,099)         42,621



The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)

                                                                                             Deficit
                                                                                           Accumulated
                                               Common Stock               Additional       during the
                                        ----------------------------        Paid-in        Development
                                          Shares           Amount           Capital           Stage            Total
                                        -----------     ------------     ------------     -------------     -----------

Contributed capital                               -               -           17,400                 -          17,400

Net loss                                          -               -                -          (206,396)       (206,396)
                                        -----------     ------------     ------------     -------------     -----------

Balance at December 31, 2000              7,220,000           7,220           57,900          (211,495)       (146,375)

Contributed Capital                               -               -           24,666                 -          24,666

Issuance of shares for conversion
  of debt June 16, 2001                   2,000,000           2,000          198,000                 -         200,000


Issuance of shares for services:
  April 20, 2001 at $1.00                    20,000              20           19,980                 -          20,000
  May 22, 2001 at $1.00                      50,000              50           49,950                 -          50,000
  August 8, 2001 at $1.00                    40,000              40           39,960                 -          40,000


Net loss                                          -               -                -          (355,435)       (355,435)
                                        -----------     ------------     ------------     -------------     -----------

Balance at December 31, 2001              9,330,000     $     9,330      $   390,456      $   (566,930)     $ (167,144)
                                        ===========     ============     ============     =============     ===========





The accompanying notes are an integral part of these financial statements.

                                  RUNCORP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                               Cumulative
                                                                                 From
                                                                               Inception
                                                                              (January 22,
                                                     For the Year Ended          1996)
                                                        December 31,              to
                                                 --------------------------   December 31,
                                                     2001          2000          2001
                                                  ----------    ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(355,435)    $(206,396)    $(566,930)
 Depreciation and amortization                       10,678         3,317        15,995
 Interest income/expense, net                        12,666         5,400        15,666
 Rent and office expense                             12,000        12,000        26,400
 Issuance of common stock for services              110,000             -       110,000
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Decrease in inventory                                2,184             -         2,184
 Decrease (Increase) in prepaid expenses             10,000       (10,000)            -
 Increase in organization costs                           -             -        (2,000)
 Increase in accounts payable and accrued expenses   (2,933)        9,423         9,490
                                                  ----------    ----------     ---------


Net cash used in operating activities              (200,840)     (186,256)     (389,195)
                                                  ----------    ----------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       -       (49,568)      (49,568)
                                                  ----------    ----------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to/from related party                          (21,118)      258,205       192,187
 Issuance of common stock for cash                        -             -        47,000
 Issuance of common stock - coversion of debt       200,000             -       200,000
                                                  ----------    ----------     ---------


Net cash provided by financing activities           178,882       258,205       439,187
                                                  ----------    ----------     ---------


NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                          (21,958)       22,381           424

CASH AND CASH EQUIVALENTS - BEGINNING                22,382             1             -
                                                  ----------    ----------     ---------

CASH AND CASH EQUIVALENTS - ENDING                $     424     $  22,382      $    424
                                                  ==========    ==========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE YEAR

     Interest  expense                            $       -     $       -      $      -
                                                  ==========    ==========     =========
     Income taxes                                 $       -     $       -      $      -
                                                  ==========    ==========     =========


The accompanying notes are an integral part of these financial statements.

                               RUNCORP, INC.
                       (A Development Stage Company)
                   STATEMENTS OF CASH FLOWS (Continued)



NON-CASH INVESTING AND FINANCING ACTIVITY

For the year ended December 31, 2001
------------------------------------

  a) The Company issued 110,000 shares of its common stock with a value of $110,000 as payment for professional services.

  b) A related party provided office space and administrative services to the Company, totaling $12,000, which the Company has recorded as a capital contribution (see Note 2).

  c) The Company had advances to/from a related party, of which the interest income/expense, net, totaling $12,666, was recorded as a capital contribution (see Note 2).

For the year ended December 31, 2000
------------------------------------

  a) A related party contributed inventory totaling $51,376, which was recorded as a loan due to the related party (see Note 2).

  b) A related party provided office space and administrative services to the Company, totaling $12,000, which the Company had recorded as a capital contribution (see Note 2).

  c) The Company had advances to/from a related party, of which the interest income/expense, net, totaling $5,400, was recorded as a capital contribution (see Note 2).


The accompanying notes are an integral part of these financial statements.



                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Operations
           --------------------
           RunCorp, Inc. (the "Company") (formerly Remote Utilities Network, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. During July 2001, the Company changed its name from Remote Utilities Network, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January
           22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (see
           Note 4 - Intangible Assets).

           Basis of Presentation
           ---------------------
           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional captial, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

           Use of Estimates
           ----------------
           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

           Prepaid Expense
           ---------------
           Prepaid expense consisted of the cost of a service agreement entered into with an outside party. The asset was amortized over the life of the agreement, which was approximately one year.

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

           The Company periodically reviews the recoverability of the asset in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." The Company believes the asset is fully recoverable at December 31, 2001.

           Income Taxes
           ------------
           Income taxes provided for are based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.


                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Fair Value of Financial Instruments
           -----------------------------------
           The carrying amounts of the Company's financial instruments, which include accounts receivable, accounts payable and other accrued expenses, and due to related party approximate their values due to their short maturities.

           Stock-Based Compensation
           ------------------------
           SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

           As of December 31, 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                              December 31,
                                         ---------------------
                                           2001        2000
                                         ---------   ---------
           Basic and diluted             8,365,342   7,220,000
                                         =========   =========






                                RUNCORP, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income
         --------------------
         In June 1998, the Financial Accounting Standards Board
         ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, and for the period from January 22, 1996 (inception) to December 31, 2001, the Company had no items that represent comprehensive income; therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

         Segment Reporting
         -----------------
         In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requres entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing perfomance. Accordingly, the Company operates in one operating segment and does not report entity-wide dislosures.

         Recent Accounting Pronouncements
         --------------------------------
         On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations




                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)
         --------------------------------------------
         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.
         It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

NOTE 2 - RELATED PARTY TRANSACTIONS

         Autoeye
         -------
         The Company had related party transactions for the years ended December 31, 2001 and 2000 with Autoeye, Inc. ("Autoeye or the Stockholder"). Autoeye is the beneficial owner of 7.7% and 10% of the Company's common stock as of December 31, 2001 and 2000, respectively. As discussed in Notes 4 and 5, the Company originally issued 7,200,000 shares of its common stock for certain intangible assets. The agreement was subsequently amended to 720,000 shares. As of December 31, 2001 and 2000, the Company had the following related party transactions with Autoeye:

         Office and Administrative Expense
         ---------------------------------
         a) The Company neither owns nor leases any real or personal property. A stockholder provided office services for $1,000 per month. The cost of these office services, totaling $12,000, has been recorded in the statement of operations, with a corresponding contribution to capital as of December 31, 2001.


                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

         Office and Administrative Expense (continued)
         ---------------------------------------------
         b) During the year ended December 31, 2000, the Company neither owned nor leased any real or personal property. A stockholder provided office services for $1,000 per month. The cost of these office services, totaling $12,000, had been recorded in the statement of operations, with a corresponding contribution to capital as of December 31, 2000.

         Due to Related Party
         --------------------
                                               December 31,
                                        ------------------------
                                           2001           2000
                                        --------        --------
         a) D. Phan                     $166,569        $251,402
         b) J. Nikiforuk                  25,766               -
         c) Autoeye Inc.                  25,780          13,279
         d) R. Gentles                    25,448               -
                                        --------        --------
                                        $243,563        $264,681
                                        ========        ========

         a) During the year ended December 31, 2001, the Company has advances to/from a related party. Interest on these advances, totaling $12,666, was imputed at a rate of 4.5%. Interest was recorded in the statement of operations, with a corresponding contribution to capital.

         b) During the year ended December 31, 2000, the Company had advances to/from a related party of which the inherent interest (income) expense, net, totaled $5,400 at 8%. Interest (income) expense, net, was recorded in the statement of operations, with a corresponding contribution to capital.

         c) During the year ended December 31, 2000, a related party sold $51,376 of inventory to the Company. In accordance with Staff Accounting Bulletin ("SAB") 48, the Company valued the transaction at the shareholder's cost. This payable is recorded in the due to related party as of December 31, 2000.

         Stock Issuance
         --------------
         The Company was indebted to the President for periodic loans made to the Company in the amount of $303,919 in principal and interest on April 23, 2001. The Company approved the election of the President to convert $200,000 in principal due under those loans into shares of the restricted common stock of the Company at the converson rate of $0.10 per share, resulting in the issuance of 2,000,000 shares.



                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at cost, consisted of the
         following:
                                                    December 31,
                                              ------------------------
                                                2001            2000
                                              --------        --------

              Computer Equipment              $ 13,075        $ 13,075
              Computer Software                 18,808          18,808
              Furniture and Office Equipment    14,378          14,378
              Leasehold Improvement              3,307           3,307
                                              ---------        --------
                                                49,568          49,568
              Less: Accumulated Depreciation   (13,995)         (3,317)
                                              ---------        --------

              Property and Equipment, net     $ 35,573         $ 46,251
                                              =========        ========

         For the years ended December 31, 2001 and 2000, depreciation and amortization expense was $10,678 and $3,317, respectively.

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

         The agreement was amended in May 2001 and the number of shares has been reduced to 720,000. In accordance with SAB 48, the Company revalued the transaction at the shareholders' cost of the license which totaled $720 or $.001 per share.


                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



NOTE 5 -   COMMITMENTS AND CONTINGENCIES

           License Agreement
           -----------------
           In 1999 the Company entered into a license agreement with a company that the current management has a minority common stock ownership. As payment for the license agreement, the Company issued
           7,200,000 shares of their common stock. In accordance with SAB 48, the Company valued the transaction at the shareholders' cost of the license which totaled $7,200 or $.001 per share. The agreement was amended in May 2001 and the number of shares has been reduced to 720,000. In accordance with SAB 48, the Company revalued the transaction at the shareholders' cost of the license which totaled $720 or $.001 per share.

           Other matters
           -------------
           On April 23, 2001, the Company accepted the resignation of Mr. Gerald Peatz as an officer and director of the Company, effective April 18, 2001. The Company appointed Omkar Nath Channan as a member of theBoard of the Directors and as Secretary/Treasurer to fill the vacancies created by Mr. Peatz' resignation. The Company appointed Thomas Chartlon as a member of the Board of Directors and Vice President.

NOTE 6 -   STOCKHOLDERS' EQUITY

           Preferred stock
           ---------------
           The aggregate number of shares of preferred stock that the Company has authority to issue is 25,000,000 shares at a par value of $0.001.

           The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As of December 31, 2001, the Board of Directors has not established any series of preferred shares.

           Common stock
           ------------
           The aggregate number of shares of common stock that the Company has authority to issue is 250,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 9,330,000 and
           7,220,000 shares were issued and outstanding, respectively.




                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



NOTE 6 -   STOCKHOLDERS' EQUITY (Continued)

           Common stock issued for license agreement (restated)
           ----------------------------------------------------
           In June 1999, the Company entered into a licensing agreement with Autoeye, Inc., for use of the trademarks, trade names, insignia, and other inertia for the technology known as Autoeye Multi-Vehicle Surveillance System. In consideration of the license, the Company issued 7,200,000 shares of its common stock to Autoeye. The Company recorded the transaction at the shareholder cost in accordance with SAB 48. The agreement was amended in May 2001 and the number of shares has been restated to 720,000 as of the date of the ordinary agreement (see Note
           4).

NOTE 7 -   INCOME TAXES

           The components of the provision for income are as follows:


                                                                    For the
                                                                  Period from
                                                                  January 22,
                                                                     1996
                                           For the Year Ended     (inception)
                                              December 31,            to
                                           -------------------    December 31,
                                             2001       2000         2001
                                           --------   --------    ------------
           Current Tax Expense
               U.S. Federal                $      -   $      -     $       -

               State and Local                    -          -             -
                                           --------   --------     ---------
           Total Current                          -          -             -
                                           --------   --------     ---------

           Deferred Tax Expense
               U.S. Federal                       -          -             -
               State and Local                    -          -             -
                                           --------   --------     ---------
           Total Deferred                         -          -             -
                                           --------   --------     ---------

           Total Tax Provision (Benefit)
           from Operatings                 $      -    $     -      $      -
                                           ========   ========     =========



                               RUNCORP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000



NOTE 7 -  INCOME TAXES (Continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal Income Tax Rate                    (  34.0)%

             Deferred Tax Charge (Credit)                   -

             Effect on Valuation Allowance                34.0%

           State Income Tax, Net of Federal Benefit         -
                                                      ---------

           Effective Income Tax Rate                       0.0%
                                                      =========

           At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $566,000 and $211,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating loss carryforwards expire through 2019.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:


                                                   December 31,
                                               --------------------
                                                 2001        2000
                                               --------    --------
           Deferred Tax Assets
           -------------------
           Loss Carryforwards                  $193,000    $ 71,900

           Less:  Valuation Allowance          (193,000)    (71,900)
                                               ---------   ---------

           Net Deferred Tax Assets             $      -    $      -
                                               =========   =========



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 2, 2000, Runcorp engaged the accounting firm of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as its new principal independent accountant. Merdinger, Fruchter, Rosen &
Corso, P.C. replaces Grant Thornton LLP as the Company's principal auditor.

The dismissal of Grant Thornton LLP was approved by Runcorp's board of directors on February 2, 2000.

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

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

The members of the Board of Directors of Runcorp serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Name and Address (1)   Age   Position              Director since
--------------------   ---   --------              --------------

David Phan             46    President/Director    December 1998

Omkar Nath Channan     71    Secretary/Treasurer/  April 2001
                             Director

Thomas J. Charlton     47    Vice                  May 2001
                             President/Director

Dirk Hagge             41    Director              November 2001

Robert Gentles         51    Chief Financial
                             Officer

James Nikiforuk        53    Vice President-Sales
                             and Marketing

(1) Unless indicated otherwise, the address of the officer or director shall be that of the Company.

Currently the executive officers contribute 30-35 hours per person, per week to Runcorp's activities and are not engaged on a full-time basis. As funds become available to the Company, through equity financings or otherwise, it is expected that the following executive officers and key management individuals status will change from part-time to full-time: David Phan, Robert Gentles and James Nikiforuk.

Information as to the directors and executive officers of Runcorp is as follows:

David Phan

Mr. Phan is President and a director of Runcorp and has held this position since December, 1998. Mr. Phan acts in an advisory capacity and as a board liaison with management. His duties include the general overseeing of Runcorp and its day-to-day operations. Mr. Phan is not currently engaged in any other employment. Prior to this, Mr. Phan owned and operated Phan & Associates, Calgary, Alberta, an insurance brokerage agency, from June 1993 to November, 1998. From 1990 to 1992, Mr. Phan was financial controller and contract administrator for Westronics, Inc., a Calgary technology company. Mr. Phan's responsibilities for this period were ensuring that all financial activities were in compliance with Canadian General Accounting Principals (GAP), and overseeing contracts and administration worldwide. For 1981 to 1990, he held the positions of Divisional Chief Accountant and Senior Corporate Accountant with the Central Alberta Dairy Pool in Calgary and Red Deer, Alberta. Mr. Phan sits on the board of several hi-tech companies, namely, Autoeye, Inc., TVR Technologies Inc., and West Development Corp. Mr. Phan has also held various accounting positions internationally in Hong Kong and Indonesia. Mr. Phan is a graduate of the Saskatchewan Technical Institute, Moose Jaw, Saskatchewan and has Certified Management Accounting Designation.

Omkar Nath Channan

Mr. Channan is Secretary/Treasurer and a director of Runcorp and has held that position since April 23, 2001. Mr. Channan retired from his position as Chief Controller of Prosecutions of the Law Department for the City of Calgary in 1996. From 1996 to 1997, Mr. Channan was a Senator for the University of Calgary. Since 1996, he has been the Founding World President & Governor of The World Organization of Business Officials, the President of the Calgary-Jaipur Development Foundation (Sister Cities of India and Canada), President of the United Nations Association in Canada-Calgary Branch, and a member of the International Business Committee of the Calgary Chamber of Commerce.

Thomas J. Charlton

Mr. Charlton is Vice President and a director of Runcorp and has held that position since May 24, 2001. Since 1997, Mr. Charlton has been the President, Chief Executive Officer and a director of Samson Healthcare Corp. From 1994 to 1997, Mr. Charlton was the President of AWA Light Corporation, a technology manufacturing and distribution company. Mr. Charlton also consulted with private companies on restructuring, refinancing and becoming a publicly traded company. Mr. Charlton received a Bachelor of Commerce Degree in Finance from the University of Calgary in 1986. Prior to 1986, Mr. Charlton received a Diploma in Emergency Paramedicine from the Southern Alberta Institute of Technology and worked as an Emergency Paramedic for seven years. Mr. Charlton is currently Chairman of the Board for AWA Technologies Inc. In addition, Mr. Charlton currently sits on the boards of: National Health Stores, a publicly traded company specializing in the distribution and consolidation of the vitamin and wellness industry in Canada; Calgary Association of Medical Products, a healthcare networking organization which also provides a lobbying voice to government; Investsmart, a private company providing diversified investment opportunity and practice management services to physicians and the healthcare market using a web based service.

Dirk Hagge

Mr. Hagge is a Certified Investment Banker. Since 1993, he has been the managing director of D.H. Asset Management Inc. - an investment-banking firm in Germany. Currently Mr. Hagge is also the Managing Director of Intelnet Telekommunikation Gmbh, a company which he founded in 1998. From 1985 to 1991, he worked for Marcard, Stein, & Co., a securities company in Germany, becoming the Managing Director of the Trading Department. In 1991 to 1993 he was the Assistant General Manager of Ibero-Amerika Bank AG, an investment bank.

Robert Gentles

Mr. Gentles is the Chief Financial Officer for Runcorp. Mr. Robert Gentles is responsible for the strategic planning and corporate development of Runcorp since March 1, 2000. Mr. Gentles is also currently employed part time as President of Autoeye, Inc., a position he has held since November, 1999. His duties include overseeing day-to-day operation of Autoeye, Inc.'s operations. Prior to this, Mr. Gentles was the Chief Financial Officer of Autoeye, Inc. from May, 1998 to November, 1999. Mr. Gentles held the position of Professor of Management at Southern Alberta Institute of Technology from January 1995 to April 1998. His duties included teaching all aspects of management and economics.

James Nikiforuk

Mr. Nikiforuk is the Vice President-Sales/Marketing for Runcorp and has held this position since April 2000. Mr. Nikiforuk is responsible for the sales and marketing areas of Runcorp, and has held this position since May 1, 2000. Mr. Nikiforuk is also currently employed part-time as a consultant with Alta-Bow Consulting, Ltd., a private Canadian telecommunications consulting company. From May 1974 to April 2000, Mr. Nikiforuk was with TELUS Communications Inc. in Edmonton and Calgary. In 1974, he graduated from the University of Alberta with a Bachelor of Science in Electrical Engineering and started with Government Telephones in Edmonton as an engineer-in-training. After numerous engineering positions, he moved to Calgary in 1988 to assume a managing position in network design. After numerous managing assignments in network design and network management, Mr. Nikiforuk's career culminated as the Director of Network Business Solutions International, which was responsible for marketing and selling high-end telecommunications consulting. His areas of strength include management, leadership, working in a team environment motivation, taking initiative plus adept at analyzing situations, identifying problems and providing solutions while working within set deadlines. He brings with him a proven track record managing capital programs, process improvement, plus marketing and selling expertise as it relates to the practical insight to product deployment.

There is no family relationship between any of the officers and directors of Runcorp. Runcorp's Board of Directors has not established any committees.

Key Employees

Paul Chidley

Mr. Chidley is the Technical Project Manager for Runcorp.  Mr.
Chidley is responsible for product development for Runcorp, and has held this position since May 8, 2000.

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

Conflicts of Interest

As described above, David Phan, Omkar Nath Channan, Thomas J. Charlton, Dirk Hagge, Robert Gentles and James Nikiforuk are engaged in other businesses on a part-time basis. David Phan is the beneficial owner of 10% of the outstanding common stock of Autoeye, a majority shareholder of Runcorp and the company in which Runcorp has entered into a license agreement for use of the trademarks, trade names, insignia and other indicia for the
Autoeye System. Additionally, Messrs. Phan and Gentles are directors of Autoeye and Mr. Gentles serves as Autoeye's President. As a result, certain conflicts of interest may arise between Runcorp and these officers and directors. Runcorp will attempt to resolve such conflicts of interest in its favor. The officers and directors of Runcorp are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of Runcorp or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to Runcorp.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were not timely or delinquent in their filings.

ITEM 10.EXECUTIVE COMPENSATION

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Runcorp for the benefit of its employees. Executives and key management are considered part-time employees and are paid on a monthly basis. No employee was compensated in excess of $100,000 during fiscal years 2000 and 2001. The Company has not granted any options to purchase its common stock.

                      Annual compensation         Long term compensation
                      -----------------------------------------------------------
                                              Awards                      Payouts
                                              -----------------------------------
                                                             Securities
                                     Other                   underlying            All
                                     Annual   Restricted     options/     LTIP     Other
Name and              Salary  Bonus  Comp.    Stock Awards   SARs         Payouts  Comp.
Position        Year  ($)     ($)    ($)      ($)            (#)          ($)      ($)
-----------------------------------------------------------------------------------------

David Phan,     2000       0
C.E.O.,         2001       0
President
-----------------------------------------------------------------------------------------
Omkar Nath      2001       0                     50,000
Channan,
Secretary,
Treasurer
-----------------------------------------------------------------------------------------
Thomas J.       2001       0
Charlton,
Vice President
-----------------------------------------------------------------------------------------
Robert          2000  15,600
Gentles,        2001       0
C.F.O.
-----------------------------------------------------------------------------------------
James           2000  15,600
Nikiforuk,      2001       0
V.P.-
Sales/Marketing
-----------------------------------------------------------------------------------------
Paul Chidley,   2000   6,000
Technical       2001       0
Manager
-----------------------------------------------------------------------------------------

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

The following table sets forth each person known to us, as of March 21, 2002, to be a beneficial owner of five percent (5%) or more of Runcorp's outstanding Common Stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares of Runcorp's Common Stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are beneficially owned by the persons named.

                                Amount and Nature
Name and Address of               of Beneficial      Percent of
Beneficial Owner (1)                Ownership        Class (2)
--------------------            -----------------    ----------

Autoeye, Inc.                   720,000  Direct         7.7%
540 5th Ave. S.W.
Calgary, Alberta T2P 0M2

David Phan (3)                1,720,000  Indirect      18.4%

Robert Gentles (4)               50,000  Direct         8.3%
                                720,000  Indirect

Thomas J. Carlton                       0                --

Omkar Nath Channan (5)           50,000  Direct         8.3%
                                720,000  Indirect

Dirk Hagge                              0                --

Bonnie Phan (6)               1,000,000  Direct        10.7%


The Purple Lotus Society (7)  1,800,000  Direct        19.3%
636 San Mateo Ave.
San Bruno, California 94066

Samantha Chou (7)               300,000  Direct        22.5%
4027 26th Ave. N.E.           1,800,000  Indirect
Calgary, Alberta T1Y 3J7

Includes all officers
and directors of                    1,820,000          19.5%
Runcorp as a group
(5 persons)


(1) Unless indicated otherwise, the address of the beneficial owner shall be deemed to be that of the Company.

(2) Based upon 9,330,000 shares of Common Stock outstanding as of March 21, 2002.

(3) David Phan, President and a director of Runcorp, is also a director of Autoeye and owns more than 10% of Autoeye's Common Stock and therefore indirectly owns the 720,000 shares of Runcorp directly owned by Autoeye. 1,000,000 shares of Runcorp are owned by his wife and are therefore deemed to be beneficially owned by Mr. Phan.

(4) Robert Gentles, the Chief Financial Officer of Runcorp, is also the President of Autoeye and therefore indirectly owns the 720,000 shares of Runcorp directly owned by Autoeye.

(5) Omkar Nath Channan, director of Runcorp, is also a director of Autoeye and therefore indirectly owns the 720,000 shares of Runcorp directly owned by Autoeye.

(6)   Bonnie Phan is the wife of David Phan.

(7) Samantha Chou is the President of The Purple Lotus Society and therefore deemed to beneficially own the 1,800,000 shares directly owned by The Purple Lotus Society.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 1999, Runcorp entered into a license agreement with Autoeye, Inc. pursuant to which Runcorp acquired the rights for the use of the trademarks, trade names, insignia and other indicia for the Autoeye multi-vehicle in exchange for 7,200,000 shares (52.55%) of Runcorp's outstanding common stock. Under the agreement, Autoeye is responsible for Runcorp's operational and development costs of its product. Certain of Runcorp's officers and directors are also officers, directors and/or shareholders of Autoeye. Autoeye is not a publicly traded company.

Mr. David Phan, President and director of Runcorp, is also a current director of Autoeye. Mr. Phan beneficially owns with his wife 11.7% of Autoeye's outstanding common stock.

Mr. Robert Gentles, Chief Financial Officer of Runcorp, is also the current President of Autoeye. Mr. Gentles owns less than 1% of Autoeye's outstanding common stock.

During fiscal year 2000, Mr. Phan made periodic loans to Runcorp totalling $264,681. The loans are non-interest bearing and payable upon demand.

ITEM 13.  EXHIBITS.

   Number      Description

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

                           RUNCORP INC.

                           By:/s/ David Phan
                              President

                           Date: April 16, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: /s/ David Phan
                              President and Director

                           Date: April 16, 2002


                           By: /s/ Omkar Nath Channan
                              Secretary, Treasurer and Director

                           Date: April 16, 2002


                           By: /s/ Thomas Charlton
                              Director

                           Date: April 16, 2002




                           By: /s/ Robert Gentles
                              Chief Financial Officer

                           Date: April 16, 2002