Form 10QSB
period 2002-03-31
RUNCORP INC
filed 2002-06-03
CIK 1082703

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended: March 31, 2002


                       Commission File Number: 000-30705


                                  Runcorp Inc.
             (Exact name of registrant as specified in its charter)

===============================================================================


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


===============================================================================

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

        Common  9,330,000
        Class   Number of shares outstanding at May 17, 2002


===============================================================================

INDEX

PART I - FINANCIAL INFORMATION
                                                                Page
Item 1. Financial Statements

        Balance Sheets                                          F-2

        Statements of Operations (Unaudited)                    F-3

        Statement of Stockholders' Deficit                      F-4

        Statements of Cash Flow (Unaudited)                     F-6

        Notes to Financial Statements                           F-7 - F-12

Item 2. Management's Discussion and Plan of Operation           2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       3

Item 2. Changes in Securities                                   3

Item 3. Defaults Upon Senior Securities                         3

Item 4. Submission of Matters to a Vote of Security Holders     3

Item 5. Other Information                                       3

Item 6. Exhibits and Reports on Form 8-K                        4

Signatures                                                      5

===============================================================================

                                 RUNCORP, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,               December 31,
                                                                       2002                      2001
                                                                     --------                  --------
        ASSETS                                                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                    $      12,658            $          424
   Inventory                                                           49,192                    49,192
                                                                     --------                  --------
       Total Current Assets                                            61,850                    49,616

Property and equipment, net of accumulated depreciation
   of $16,485 and $13,995, respectively                                33,083                    35,573

Intangible assets, net amortization of $-0-                               720                       720
                                                                     --------                  --------
      TOTAL ASSETS                                              $      95,653            $       85,909
                                                                     ========                  ========
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expense                         $      13,990            $        9,490
   Due to related party                                               279,647                   243,563
                                                                     --------                  --------
      TOTAL LIABILITIES                                               293,637                   253,053
                                                                     --------                  --------

Commitments and contingencies (Note 5)                                      -                         -

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; -0- shares issued and outstanding                           -                         -
  Common stock, $.001 par value; 250,000,000 shares
    authorized; 9,330,000 shares issued and outstanding                 9,330                     9,330
  Additional paid-in capital                                          393,097                   390,456
  Deficit accumulated during the development stage                   (600,411)                 (566,930)
                                                                     --------                  --------
        Total stockholders' deficiency                               (197,984)                 (167,144)
                                                                     --------                  --------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $      95,563            $       85,909
                                                                     ========                  ========

The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                     Cumulative
                                                                                                   From Inception
                                                                 Three Months Ended              (January 22, 1996)
                                                                      March 31,                       March 31,
                                                              2002                2001                  2002
                                                           --------            --------               --------
REVENUE                                                $          -        $          -          $           -

EXPENSES
        General and administrative expenses                  29,976              28,658                581,240
                                                           --------            --------               --------
LOSS FROM OPERATIONS                                        (29,976)            (28,658)              (581,240)
                                                           --------            --------               --------
OTHER INCOME (EXPENSE)
  Interest income                                                 -                  -                   3,800
  Interest expense                                           (3,505)             (5,942)               (22,971)
                                                           --------            --------               --------
Total other income (expense)                                 (3,505)             (5,942)               (19,171)
                                                           --------            --------               --------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                                           (33,481)            (34,600)              (600,411)

PROVISION FOR INCOME TAXES                                        -                   -
                                                           --------            --------               --------
NET LOSS                                                   ($33,481)           ($34,600)         $    (600,411)
                                                           ========            ========               ========
NET LOSS PER COMMON SHARE

        Basic   and diluted                            $      $0.00               $0.00
                                                           ========            ========

The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                                  Deficit
                                                                                                 Accumulated
                                                                                  Additional     during the
                                                       Common Stock                Paid-in       Development
                                                Shares          Amount             Capital         Stage             Total
                                               ---------           -------         -------       ---------         ---------

Balance at January 22, 1996                            -                 -               -               -                 -

Issuance of shares for cash:
  January 22, 1996 at $0.001                   2,000,000             2,000               -               -             2,000

Net loss                -                              -                 -               -            (400)             (400)
                                               ---------           -------         -------       ---------         ---------
Balance at December 31, 1996                   2,000,000             2,000               -            (400)            1,600

Net loss                -                              -                 -               -            (400)             (400)
                                               ---------           -------         -------       ---------         ---------
Balance at December 31, 1997                   2,000,000             2,000               -            (800)            1,200

Net loss                -                              -                 -               -            (400)             (400)
                                               ---------           -------         -------       ---------         ---------
Balance at December 31, 1998                   2,000,000             2,000               -          (1,200)              800

Issuance of shares for cash:
  March   8, 1999 at $0.01                       350,000               350           3,150               -             3,500
  March 26, 1999 at $0.01                        405,000               405           3,645               -             4,050
  March 29, 1999 at $0.01                        250,000               250           2,250               -             2,500
  March 30, 1999 at $0.01                      1,595,000             1,595          14,355               -            15,950
  March 31, 1999 at $0.01                      1,900,000             1,900          17,100               -            19,000

Issuance of shares for acquisition             7,200,000             7,200               -               -             7,200

Net loss                                               -                 -               -          (3,899)           (3,899)
                                               ---------           -------         -------       ---------         ---------
Balance at December 31, 1999                  13,700,000            13,700          40,500          (5,099)           49,101

Restatement of issuance of shares for
acquisition                                   (6,480,000)           (6,480)              -               -            (6,480)
                                               ---------           -------         -------       ---------         ---------
Balance at December 31, 1999 (restated)
                                               7,220,000             7,220          40,500          (5,099)           42,621

The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)


                                                                                            Deficit
                                                                                          Accumulated
                                                                         Additional       during the
                                                 Common Stock              Paid-in        Development
                                            Shares           Amount        Capital          Stage            Total
                                           ---------       -------         -------        ---------        ---------

Contributed capital                                -             -          17,400                -           17,400

Net loss                                           -             -               -         (206,396)        (206,396)
                                           ---------       -------         -------        ---------        ---------
Balance at December 31, 2000               7,220,000         7,220          57,900         (211,495)        (146,375)

Contributed Capital                                -             -          24,666                -           24,666

Issuance of shares for
conversion of debt June 16, 2001           2,000,000         2,000         198,000                -          200,000

Issuance of shares for services:
  April 20, 2001 at $1.00                     20,000            20          19,980                -           20,000
  May 22, 2001 at $1.00                       50,000            50          49,950                -           50,000
  August 8, 2001 at $1.00                     40,000            40          39,960                -           40,000


Net loss                                           -             -               -         (355,435)        (355,435)
                                           ---------       -------         -------        ---------        ---------
Balance at December 31, 2001               9,330,000         9,330         390,456         (566,930)        (167,144)

Contributed capital (unaudited)                    -             -           2,641                -            2,641

Net loss (unaudited)                               -             -               -          (33,481)         (33,481)
                                           ---------       -------         -------        ---------        ---------
Balance at March 31, 2002 (unaudited)      9,330,000         9,330         393,097         (600,411)        (197,984)
                                           =========       =======         =======        =========        =========

The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                          Cumulative
                                                                                                        From Inception
                                                                            Three Months Ended        (January 22, 1996)
                                                                                 March 31,                to March 31,
                                                                           2002            2001               2002
                                                                         -------          -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                      $  (33,481)      $  (34,600)       $  (600,411)
        Adjustments to reconcile net loss to net cash
         used in operating activities:
                Depreciation and amortization                              2,490              829             18,485
                Interest income/expense, net                               2,641            5,942             18,307
                Rent and office expense                                        -                -             26,400
                Issuance of common stock for services                          -                -            110,000
        Changes in certain assets and liabilities:
                Decrease in inventory                                          -                -              2,184
                (Decrease) Increase in prepaid expenses                        -                -                  -
                Increase in organization costs                                 -                -             (2,000)
                Increase in accounts payable and accrued expenses          4,500            4,057             13,990
                                                                         -------          -------           --------
Net cash used in operating activities                                    (23,850)         (23,772)          (413,045)
                                                                         -------          -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                     -                -            (49,568)
                                                                         -------          -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Due to/from related party                                         36,084           15,896            228,271
        Issuance of common stock for cash                                      -                -             47,000
        Issuance of common stock - conversion of debt                          -                -            200,000
                                                                         -------          -------           --------
Net cash provided by financing activities                                 36,084           15,896            475,271
                                                                         -------          -------           --------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                                12,234           (7,876)            12,658

CASH AND CASH EQUIVALENTS - BEGINNING                                        424           22,382                  -
                                                                         -------          -------           --------
CASH AND CASH EQUIVALENTS - ENDING                                    $   12,658       $   14,506        $    12,658
                                                                         =======          =======           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD

        Interest expense                                              $        -       $        -        $         -
                                                                         =======          =======           ========
        Income taxes                                                  $        -       $        -        $         -
                                                                         =======          =======           ========

The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                NATURE OF OPERATIONS

                The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

                For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

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

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                USE OF ESTIMATES

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

                INCOME TAXES

                Income taxes provided for are based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002



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

                As of March 31, 2002 and 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                         March 31,
                                                -------------------------
                                                   2002            2001
                                                ---------       ---------
                Basic and diluted               9,330,000       7,220,000
                                                =========       =========

                COMPREHENSIVE INCOME

                In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and 2001, and for the period from January 22, 1996 (inception) to March 31, 2002, the Company had no items that represent comprehensive income; therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                SEGMENT REPORTING

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

                RECENT ACCOUNTING PRONOUNCEMENTS

                On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

                On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

                In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

                In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 2 -        RELATED PARTY TRANSACTIONS

                Due to Related Party
                                                  March 31,      December 31,
                                                    2002              2001
                                                  --------         --------
                D. Phan                         $  193,757        $ 166,569
                J. Nikiforuk                        25,766           25,766
                Autoeye, Inc.                       25,780           25,780
                R. Gentles                          34,344           25,448
                                                  --------         --------
                                                $  279,647        $ 243,563
                                                  ========         ========

                For the three months ended March 31, 2002 and during the year ended December 31, 2001, the Company has advances to/from a related party. Interest on these advances, totaling $2,641 and $12,666, respectively, was imputed at a rate of 4.5%. Interest was recorded in the statement of operations, with a corresponding contribution to capital.

NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and equipment at cost, consisted of the following:

                                                  March 31,      December 31,
                                                    2002              2001
                                                  --------         --------
                Computer Equipment              $   13,075       $   13,075
                Computer Software                   18,808           18,808
                Furniture and Office Equipment      14,378           14,378
                Leasehold Improvement                3,307            3,307
                                                  --------         --------
                                                    49,568           49,568
                Less:  Accumulated Depreciation    (16,485)         (13,995)
                                                  --------         --------

                Property and Equipment, net     $   33,083       $   35,573
                                                  ========         ========

                For the three months ended March 31, 2002, depreciation and amortization expense was $2,490.

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

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 4 -        INTANGIBLE ASSETS (Continued)

                The agreement was amended in May 2001 and the number of shares has been reduced to 720,000. In accordance with SAB 48, the Company revalued the transaction at the shareholders' cost of the license which totaled $720 or $.001 per share.

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

                LICENSE AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market certain products we are entitled to distribute and sell under the license agreement with Autoeye. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between $500,000 and $5,000,000 over the next 24 months which we will utilize to purchase inventory, and for marketing, general working capital purposes and further research and development. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within RunCorp. It is anticipated that an initial injection of $500,000 will be required within the next 6 months primarily to obtain the F.C.C. and Industry Canada testing and registration. We propose to raise the amount we need by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary.

2. We believe because of the ongoing discussions we have had with large auto manufacturing companies and also a large auto insurance companies in regards to the sale of the Autoeye product, we anticipate securing of contracts for sales in the third quarter of 2002. RunCorp does not currently have any formal sales contracts with any interested parties.

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

Our monthly expenditures are minimal as Autoeye currently bears the operational and development costs pursuant to the license agreement. Autoeye will continue to bear these expenses until the product is ready to market. We expect that testing and registration will be completed and our product will be ready to market in the third quarter of 2002. Once the product is ready to be made available for sale, unless the license agreement is extended, RunCorp will be financially independent from Autoeye and will need to seek additional capital/funding as outlined above.

The increase in operating expenditures from $28,658 for the three months ended March 31, 2001 to $29,976 for the same three month period in 2002 is due to miscellaneous office expenses.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

                        Runcorp Inc.


                        By: /s/ David Phan
                                --------------
                                David Phan
                                President

                        Date:   June 3, 2002


                        By: /s/ Robert Gentles
                                --------------
                                Robert Gentles
                                Chief Financial Officer

                        Date:   June 3, 2002