Form 10QSB
period 2002-06-30
RUNCORP INC
filed 2002-08-16
CIK 1082703

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended: June 30, 2002

                       Commission File Number: 000-30705


                                  Runcorp Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   86-088251
                      (I.R.S. Employer Identification No.)

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

     Securities outstanding as of August 14, 2002 Common Shares 12,180,000

================================================================================

                                 INDEX

PART I - FINANCIAL INFORMATION
                                                                        Page
Item 1.   Financial Statements

     Balance Sheet                                                       F-2

     Statement of Operations                                             F-3

     Statement of Cash Flow (Unaudited)                                  F-4

     Statement of Stockholders' Deficiency                               F-5

     Notes to Financial Statements                                F-7 - F-11

Item 2.   Management's Discussion and Plan of Operation                    2

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                3

Item 2.   Changes in Securities                                            3

Item 3.   Defaults Upon Senior Securities                                  3

Item 4.   Submission of Matters to a Vote of Security Holders              4

Item 5.   Other Information                                                4

Item 6.   Exhibits and Reports on Form 8-K                                 4

Signatures                                                                 5


--------------------------------------------------------------------------------

                                  RUNCORP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2002              2001
                                                    (Unaudited)
 ASSETS                                              ---------        ---------
   CURRENT ASSETS
     Cash and cash equivalents                        $ 14,282           $ 424
     Inventory                                          49,192          49,192
                                                     ---------       ----------
                                                        63,474          49,616

   PROPERTY AND EQUIPMENT                               30,593          35,573

   INTANGIBLE ASSETS                                       720             720
                                                     ---------      ----------
     TOTAL ASSETS                                     $ 94,787        $ 85,909
                                                     =========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expense             $ 21,199        $  9,490
     Due to related party                              366,831         243,563
                                                     ---------      ----------
     TOTAL LIABILITIES                                 388,030         253,053

 COMMITMENTS AND CONTINGENCIES                               -               -

 STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value; 25,000,000
 shares
     authorized; -0- shares issued and outstanding           -               -
   Common stock, $.001 par value; 250,000,000
 shares
     authorized; 9,330,000 and 12,180,000 shares
     issued and outstanding                             12,180           9,330
   Additional paid-in capital                          564,392         390,456
   Deficit accumulated during the development        (869,815)       (566,930)
 stage
                                                     ---------      ----------
   Total stockholders' equity (deficit)              (293,243)       (167,144)
                                                     ---------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)  $ 94,787        $ 85,909
                                                     =========      ==========


The accompanying notes are an integral part of these financial statements

                                 RUNCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                 Cumulative
                                                                                                From Inception
                                     For the Six Months Ended         For the Year Ended         (January 22,
                                             June 30,                    December 31,           1996) to June 30,

                                       2002           2001             2001           2000            2002
                                      -------       ---------        -------       ---------      -----------
REVENUE                              $      0        $       0       $      0      $       0        $       0

EXPENSES
  General and administrative           293,603         113,505        342,759        200,996          844,867
expenses
                                    ----------       ----------      ----------     ----------      ----------
(LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES           (293,603)        (113,505)      (342,759)      (200,996)        (844,867)
                                    ----------       ----------      ----------     ----------      ----------
OTHER INCOME (EXPENSE)
  Interest income                            0                0              0              0           3,800
  Interest expense                     (9,282)          (7,457)       (12,666)       (7,457)        (10,184)
                                    ----------       ----------      ----------     ----------      ----------
Total Other Income (Expense)           (9,282)          (7,457)       (12,666)       (7,457)         (6,384)
                                    ----------       ----------      ----------     ----------      ----------

PROVISION FOR INCOME TAXES                   0                0             0             0                0
                                    ----------       ----------      ----------     ----------      ----------
NET (LOSS)                          $(302,885)       $(120,962)     $ (355,425)   $ (208,453)     $  (851,251)
                                    ==========       ==========      ==========     ==========     ==========
NET LOSS PER COMMON SHARE

  Basic and diluted                    $(0.03)          $(0.01)         $(0.04)        $(0.02)
                                    ==========       ==========      ==========     ==========

The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                   Cumulative
                                                                                                 From Inception
                                           For the Six Months Ended       For the Year Ended      (January 22,
                                                   June 30,                  December 31,        1996) to June
                                                                                                      30,

                                             2002           2001          2001          2000          2002
                                            -------      ---------      -------      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(302,885)      $(120,962)   $(355,435)    $(206,396)     $(869,815)
  Depreciation and amortization                 4,980           1,658       10,678         3,317         20,975
  Interest income/expense, net                  6,858           7,457       12,666         5,400         22,524
  Rent and office expense                           -               -       12,000        12,000         26,400
  Issuance of common stock for services       142,500               -      110,000             -        252,500
  Adjustments to reconcile net loss to
     net cash used in operating
activities:
  Decrease in inventory                             -               -        2,184             -          2,184
  Increase in prepaid expenses                      -               -       10,000      (10,000)              0
  Increase in organizational costs                  -               -            -             -        (2,000)
  Increase in accounts payable                 11,709          21,121      (2,933)         9,423         21,199
                                           ----------       ---------   ----------     ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES:      (136,838)        (90,726)    (200,840)     (186,256)      (526,033)
                                           ----------       ---------   ----------     ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                -               -            0      (49,568)       (49,568)
                                           ----------       ---------   ----------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to/from related party                   150,695       (131,535)     (21,118)       258,205        342,882
  Issuance of common stock for cash                 -           7,000            0             -         47,000
  Issuance of common stock - conversion             -         200,000      200,000             -        200,000
of debt
                                           ----------       ---------   ----------     ---------     ----------
NET CASH PROVIDED BY FINANCING                150,695          75,465      178,882       258,205        589,882
ACTIVITIES
                                           ----------       ---------   ----------     ---------     ----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                     13,857        (15,261)     (21,958)        22,381         14,281

CASH AND CASH EQUIVALENTS - beginning             424          22,382       22,382             1              0
                                           ----------       ---------   ----------     ---------     ----------
CASH AND CASH EQUIVALENTS - ending            $14,281          $7,121         $424       $22,382        $14,281
                                           ==========       =========   ==========     =========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the year

Interest                                           $0              $0           $0            $0             $0
Income taxes                                       $0              $0           $0            $0             $0
                                           ==========       =========   ==========     =========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITY

The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                            Deficit
                                                                                          Accumulated
                                            Common Stock        Additional                 during the
                                           -------------          Paid-in    Advances to  Development
                                        Shares       Amount       Capital    Stockholder     Stage          Total
                                        -------     -------      ---------     --------     --------      ---------
Balance at January 22, 1996                   -         $   -      $   -      $        -    $       -     $       -

Issuance of shares for cash:
  January 22, 1996 at $0.001           2,000,000         2,000             -           -            -          2,000

Net loss                                       -             -            -            -         (400)         (400)
                                     -----------    ----------   ----------    ---------     ---------     ---------
Balance at December 31, 1996           2,000,000         2,000            -            -         (400)         1,600

Net loss                                       -             -            -            -         (400)         (400)
                                     -----------    ----------   ----------    ---------     ---------     ---------

Balance at December 31, 1997           2,000,000         2,000            0            0         (800)         1,200

Net loss                                       -             -            -            -         (400)         (400)
                                     -----------    ----------   ----------    ---------     ---------     ---------

Balance at December 31, 1998           2,000,000         2,000            0            0       (1,200)           800

Issuance of shares for cash:
  March 8, 1999 at $0.01                 350,000           350        3,150            -             -         3,500
  March 26, 1999 at $0.01                405,000           405        3,645            -             -         4,050
  March 29, 1999 at $0.01                250,000           250        2,250            -             -         2,500
  March 30, 1999 at $0.01              1,595,000         1,595       14,355            -             -        15,950
  March 31, 1999 at $0.01              1,900,000         1,900       17,100            -             -        19,000
Issuance of shares for acquisition     7,200,000         7,200            -            -             -         7,200
Advance to stockholder                                                          (44,900)                    (44,900)
Net loss                                       -             -            -            -       (3,899)       (3,899)
Restatement of issuance
 of shares for acquisition           (6,480,000)       (6,480)             -            -            -       (6,480)
                                     -----------    ----------   ----------    ---------     ---------     ---------

Balance at December 31, 1999           7,220,000         7,220        40,500     (44,900)      (5,099)       (2,279)


The accompanying notes are an integral part of these financial statements.


                                 RUNCORP, INC.
                         (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)


                                                                                            Deficit
                                                                                          Accumulated
                                            Common Stock        Additional                 during the
                                           -------------          Paid-in    Advances to  Development
                                        Shares       Amount       Capital    Stockholder     Stage         Total
                                        -------     --------     ---------     --------     --------     ---------
Repayment from Stockholder                     -       $     -             -       44,900   $        -     $  44,900
Contributed capital                            -             -        17,400            -            -        17,400
Net loss                                       -             -             -            -    (206,396)     (206,396)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at December 31, 2000           7,220,000         7,220        57,900            0    (211,495)     (146,375)
                                      ----------      --------    ----------   ----------   ----------   -----------

Contributed Capital                            -             -        24,666            -            -        24,666
Issuance of shares for conversion
 of debt June 16, 2001                 2,000,000         2,000       198,000            -            -       200,000


Issuance of shares for debt
Issuance of shares for services:
  April 20, 2001 at $1.00                 20,000            20        19,980            -            -        20,000
  May 22, 2001 at $1.00                   50,000            50        49,950            -            -        50,000
  August 8, 2001 at $1.00                 40,000            40        39,960            -            -        40,000
Net loss                                       -             -             -            -    (355,435)     (355,435)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at December 31, 2001           9,330,000         9,330       390,456            0    (566,930)     (167,144)
                                      ----------      --------    ----------   ----------   ----------   -----------

Contributed capital                            -             -         6,858            -            -         6,858
Options                                        0             -        27,428            -            -        27,428
Issuance of shares for conversion
 of debt June 25, 2002                 2,850,000         2,850       139,650            -            -       142,500

Issuance of shares for debt
Net loss                                       0             -             -            -    (302,885)     (302,885)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at June 30, 2002              12,180,000       $12,180      $564,392            0   $(869,815)    $(293,243)
                                      ==========      ========    ==========   ==========   ==========   ===========

The accompanying notes are an integral part of these financial statements.


                             RUNCORP, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
       For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.
       RunCorp, Inc. (the "Company") (formerly Remote Utilities Network, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. During July 2001, the Company changed its name from Remote Utilities Network, Inc. to its current name. The Company was incorporated under the laws of the State of Nevada on January 22, 1996. Management is currently developing a business plan to market certain products that they are entitled to distribute and sell under its current licensing agreement (see Note 4 - Intangible Assets).

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

       The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                             RUNCORP, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002

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

       During the period ending June 30, 2002 , the company granted 120,000 options to purchase shares to consultants and recognized expense related to these options of $27,428. the expense was calculated using the Black-Scholes model.

                             RUNCORP, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       As of June 30, 2002 and 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                             June 30,
                                           -----------
                                       2002          2001
                                     -------        -------
             Basic and diluted     12,180,000     7,220,000
                                   ==========     ==========
       Comprehensive Income
       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2002 and 2001, and for the period from January 22, 1996 (inception) to June 30, 2002, the Company had no items that represent comprehensive income; therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

       Segment Reporting
       In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and does not report entity-wide disclosures.

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

                             RUNCORP, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 -  RELATED PARTY TRANSACTIONS

           Due to Related Party
                                       June 30,   December 31,
                                         2002        2001
                                      ---------   ---------
           D. Phan                    $ 260,765  $ 166,569
           J. Nikiforuk                  27,420     25,766
           Autoeye, Inc.                 21,045     25,780
           R. Gentles                    57,601     25,448
                                      ---------  ---------
                                      $ 366,831 $  243,563
                                       ========   ========

       For the six months ended June 30, 2002 and during the year ended December 31, 2001, the Company has advances to/from a related party. Interest on these advances, totaling $5,659 and $12,666, respectively, was imputed at a rate of 4.5%. Interest was recorded in the statement of operations, with a corresponding contribution to capital.

                             RUNCORP, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002


NOTE 3 - PROPERTY AND EQUIPMENT

       Property and equipment at cost, consisted of the following:

                                      June 30,   December 31,
                                        2002        2001
                                      ---------  ---------
           Computer Equipment          $ 13,075   $ 13,075
           Computer Software             18,808     18,808
           Furniture and Office          14,378     14,378
           Equipment
           Leasehold Improvement          3,307      3,307
                                      ---------  ---------
                                        49,568      49,568
  Less: Accumulated Depreciation       (18,975)   (13,995)

                                      ---------  ---------
        Property and Equipment, net   $ 30,593   $  35,573
                                       ========   ========

       For the six months ended June 30, 2002, depreciation and amortization expense was $4,980.

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

             Management's Discussion and Plan of Operation

Runcorp is currently in the process of acquiring the necessary management resources, marketing rights and properties required to establish itself as a supplier of healthcare services and supply distribution for the industry. Runcorp's business plan is to consolidate Home Healthcare and Wellness Service and Product companies that target hospitals, retail users and professionals consisting of doctors, chiropractors, physiotherapists and post hospital care institutions. The business plan contemplates strategic US and Canadian acquisitions in the home healthcare industry that will compliment the distribution of healthcare products and services. The Company's primary focus is to do a regional consolidation of the retail and wholesale sector of the home healthcare industry. The growth through acquisition strategy will be financed through the issuance of shares, asset based debt and cash. The cash required to complete the acquisitions will be raised through subordinated debt and secondary private placements.

All amounts shown are in the US dollars.

Runcorp is in the developmental stage and have no established source of revenue. We have developed a business plan that outlines the strategic acquisition strategy for the industry. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue as a going concern:

1. Management believes that in the next 3-6 months, we will need to raise up to $500,000 for operating costs until the first acquisition is completed. Approximately $2-3 million in cash will be raised to acquire the first acquisition and up to $5,000,000 over the next 24 months that will be utilized for further acquisitions. The exact amount we will need to raise will be determined by the then current market conditions, the size of the acquisitions available, their financial condition and the status of cash flow within Runcorp. Projected to be raised last year was delayed due to a change of direction.

2. Should management decide that raising funds by means of a secondary public offering or one or more private placements would be detrimental to Runcorp and its shareholders due to adverse stock market conditions, management will primarily use asset based debt to fulfill the future acquisitions. It is expected that some portion of the operating capital necessary to operate until an acquisition is completed will have to come from a secondary private placement. Other means of credit are not available to the company until it secures assets. Our monthly expenditures are minimal and are covered by $52,385.

The difference in operating expenditures from $28,282 for the three months ended June 30, 2001 to $ 122,205. for the same three month period in 2002 is due to the expense of retaining attorneys, accountants and consultants required to assist Runcorp in identifying acquisition opportunities, due diligence and maintaining filing requirements.

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

ITEM 2. CHANGES IN SECURITIES

On March 13, 2002, the Company granted Common Stock Purchase Warrants exercisable at any time commencing March 13, 2003 until 5:30 p.m., Mountain Time, five (5) years from the Effective Date, at the exercise price of $0.05 per shares, subject to adjustment as set forth in the Warrant Agreement, a form of which is attached hereto at Exhibit 4.2. Each warrant is exercisable into one share of common stock. The warrants and the common stock issued upon exercise are properly legended with restrictions against resale pursuant to Rule 144.
The warrants were granted to the following persons in consideration of services provided in relation to assisting the Company in obtaining financing:

                                                 Warrants
                                                 ---------
     Morty Davis                                  100,000
     Vernon S. Oberholtzer                         60,000
     Stephen M. Burks                               2,500
     TouchTone International Technologies, Inc.    60,000
     Fletcher Capital Corporation                 100,000

On June 25, 2002, the Company issued an aggregate 2,850,000 shares of its common stock to four individuals who executed an Agreement expressing their desire to retire debt owed to them by the Company in exchange for shares of restricted common stock at the conversion rate of $0.05 per share. The shares issued to the following persons in reliance upon the provisions of Section 4(2) of the Securities Act of 1933, as amended, and are restricted against resale pursuant to Rule 144:

     Name           Debt Amount      Shares
     -----------    ----------       ---------
     Bonnie Phan    US $50,000       1,000,000
     Dirk Hagge     US $25,000         500,000
     William Ho     US $17,500         350,000
     Tom Charlton   US $50,000       1,000,000

Bonnie Phan is the wife of David Phan, the President of the Company. Tom Charlton is a director of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.       Description
-------------       ------------
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

     4.2*      Form of Common Stock Purchase Warrant

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

     99.1*     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2*     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Filed herewith


(b) Reports on Form 8-K

     None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           RUNCORP INC.

                           By:  /s/ David Phan
                                    ------------
                                    President and Chief Executive Officer

                           Date:    August 15, 2002



                           By:  /s/ Robert Gentles
                                    ----------------
                                    Chief Financial Officer

                           Date:    August 15, 2002