Form 10QSB
period 2002-09-30
RUNCORP INC
filed 2002-11-15
CIK 1082703

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

                      For Quarter Ended: September 30, 2002

                        Commission File Number: 000-30705

                                  Runcorp Inc.
             (Exact name of registrant as specified in its charter)

              Nevada                             86-088251
  (State or other jurisdiction
 of incorporation ororganization)    (I.R.S. Employer Identification No.


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

                            Common  12,180,000 Class
                Number of shares outstanding at November 14,2002

INDEX

PART I - FINANCIAL INFORMATION Page Item 1. Financial Statements

        Balance Sheet                                         2

        Statement of Operations                               3

        Statement of Cash Flow (Unaudited)                    4

        Statement of Stockholders' Deficiency               5-6

        Notes to Financial Statements                      7-12

Item 2. Management's Discussion and Plan of Operation     13-15

Item 3. Controls and Procedure                               15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                    15

Item 2. Changes in Securities                                15

Item 3. Defaults Upon Senior Securities 14

Item 4. Submission of Matters to a Vote of Security Holders 15

Item 5. Other Information                                   15

Item 6. Exhibits and Reports on Form 8-K                    16

Signatures                                                  16

Certifications                                              17

================================================================================

                                  RUNCORP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                   September 31,   December 31,
                                                       2002             2001
                                                    (Unaudited)
 ASSETS                                              ---------        ---------
   CURRENT ASSETS
     Cash and cash equivalents                        $  2,944           $ 424
     Inventory                                          49,192          49,192
                                                     ---------       ----------
                                                        52,136          49,616

   PROPERTY AND EQUIPMENT                               28,103          35,573

   INTANGIBLE ASSETS                                       720             720
                                                     ---------      ----------
     TOTAL ASSETS                                     $ 80,959        $ 85,909
                                                     =========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expense             $ 39,767        $  9,490
     Due to related party                              403,022         243,563
                                                     ---------      ----------
     TOTAL LIABILITIES                                 442,789         253,053

 COMMITMENTS AND CONTINGENCIES                               -               -

 STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value; 25,000,000
 shares
     authorized; -0- shares issued and outstanding           -               -
   Common stock, $.001 par value; 250,000,000
 shares authorized; 9,330,000 and 12,180,000 shares
     issued and outstanding                             12,180           9,330
     Additional paid-in capital                        570,193         390,456
 Deficit accumulated during the development stage     (944,203)       (566,930)
                                                      ---------      ----------
   Total stockholders' equity (deficit)               (361,830)       (167,144)
                                                      ---------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)    $ 80,959        $ 85,909
                                                      =========      ==========


The accompanying notes are an integral part of these financial statements

                                  RUNCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                                                    Cumulative
                                                                                                  From Inception
                                     For the Nine Months Ended         For the Year Ended        (January 22,1996)
                                             September 30,                 December 31,           to September 30,

                                       2002           2001             2001           2000            2002
                                      -------       ---------        -------       ---------      -----------
REVENUE                              $      0        $       0       $      0      $       0        $       0

EXPENSES
  General and administrative           359,262         204,551        342,759        200,996          910,526
expenses
                                    ----------       ----------      ----------     ----------      ----------
(LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES           (359,262)        (204,551)      (342,759)      (200,996)        (910,526)
                                    ----------       ----------      ----------     ----------      ----------
OTHER INCOME (EXPENSE)
  Interest income                            0                0              0         1,400            3,800
  Interest expense                   (359,262)          (9,296)       (12,666)        (6,800)         (37,477)
                                    ----------       ----------      ----------     ----------      ----------
Total Other Income (Expense)          (18,011)          (9,296)       (12,666)        (5,400)         (33,677)
                                    ----------       ----------      ----------     ----------      ----------

PROVISION FOR INCOME TAXES                   0                0             0             0                0
                                    ----------       ----------      ----------     ----------      ----------
NET (LOSS)                          $(377,273)       $(213,647)     $ (355,425)   $  (206,396)     $ (944,203)
                                    ==========       ==========      ==========     ==========     ==========
NET LOSS PER COMMON SHARE

  Basic and diluted                    $(0.04)          $(0.02)         $(0.04)        $(0.02)
                                    ==========       ==========      ==========      ==========

The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                   Cumulative
                                                                                                 From Inception
                                         For the Nine Months Ended       For the Year Ended    (January 22,1996)
                                               September 30,                  December 31,      to September 30,


                                             2002           2001          2001          2000          2002
                                            -------      ---------      -------      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(377,273)      $(213,847)   $(355,435)    $(206,396)     $(944,203)
  Depreciation and amortization                 7,470           7,048       10,678         3,317         23,466
  Interest income/expense, net                 12,656           9,296       12,666         5,400         28,322
  Share options                                27,431               -            -             -         27,431
  Issuance of common stock for services       142,500         110,000      110,000             -        252,500
  Rent and office expense                           -         (3,000)       12,000        12,000         26,400
    Adjustments to reconcile net loss to
     net cash used in operating activities:
  Decrease in inventory                             -               -        2,184             -          2,184
  Increase in prepaid expenses                      -               -       10,000      (10,000)              0
  Increase in organizational costs                  -               -            -             -        (2,000)
  Increase in accounts payable                 30,277          48,268      (2,933)         9,423         39,767
                                           ----------       ---------   ----------     ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES:      (156,939)        (42,235)    (200,840)     (186,256)      (546,134)
                                           ----------       ---------   ----------     ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                -               -            0      (49,568)       (49,568)
                                           ----------       ---------   ----------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to/from related party                   159,459       (173,966)     (21,118)       258,205        351,646
  Issuance of common stock for cash                 -           -             0             -            47,000
  Issuance of common stock - conversion             -         200,000      200,000             -        200,000
of debt
                                           ----------       ---------   ----------     ---------     ----------
NET CASH PROVIDED BY FINANCING                159,459          26,034      178,882       258,205        598,646
ACTIVITIES
                                           ----------       ---------   ----------     ---------     ----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                      2,520        (16,201)     (21,958)        22,381          2,944

CASH AND CASH EQUIVALENTS - beginning             424          22,382       22,382             1              0
                                           ----------       ---------   ----------     ---------     ----------
CASH AND CASH EQUIVALENTS - ending            $ 2,944          $6,181         $424       $22,382         $2,944
                                           ==========       =========   ==========     =========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the year

Interest                                       $5,355              $0           $0            $0         $5,355
Income taxes                                       $0              $0           $0            $0             $0
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


                                  RUNCORP, INC.
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)


                                                                                            Deficit
                                                                                          Accumulated
                                            Common Stock        Additional                 during the
                                           -------------          Paid-in    Advances to  Development
                                        Shares       Amount       Capital    Stockholder     Stage         Total
                                        -------     --------     ---------     --------     --------     ---------
Repayment from Stockholder                     -       $     -             -       44,900   $        -     $  44,900
Contributed capital                            -             -        17,400            -            -        17,400
Net loss                                       -             -             -            -    (206,396)     (206,396)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at December 31, 2000           7,220,000         7,220        57,900            0    (211,495)     (146,375)
                                      ----------      --------    ----------   ----------   ----------   -----------

Contributed Capital                            -             -        24,666            -            -        24,666
Issuance of shares for conversion
 of debt June 16, 2001                 2,000,000         2,000       198,000            -            -       200,000


Issuance of shares for debt
Issuance of shares for services:
  April 20, 2001 at $1.00                 20,000            20        19,980            -            -        20,000
  May 22, 2001 at $1.00                   50,000            50        49,950            -            -        50,000
  August 8, 2001 at $1.00                 40,000            40        39,960            -            -        40,000
Net loss                                       -             -             -            -    (355,435)     (355,435)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at December 31, 2001           9,330,000         9,330       390,456            0    (566,930)     (167,144)
                                      ----------      --------    ----------   ----------   ----------   -----------

Contributed capital                            -             -         6,858            -            -         6,858
Options                                        0             -        27,428            -            -        27,428
Issuance of shares for conversion
 of debt June 25, 2002                 2,850,000         2,850       139,650            -            -       142,500

Issuance of shares for debt
Net loss                                       0             -             -            -    (302,885)     (302,885)
                                      ----------      --------    ----------   ----------   ----------   -----------
Balance at September 30, 2002         12,180,000       $12,180      $564,392            0   $(869,815)    $(293,243)
                                      ==========      ========    ==========   ==========   ==========   ===========

The accompanying notes are an integral part of these financial statements.


                                  RUNCORP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

During the period ending September 30, 2002 , the Company granted 120,000 options to purchase shares to consultants and recognized expense related to these options of $27,431. The expense was calculated using the Black-Scholes model

                                 RUNCORP, INC.
                         (A Development Stage Company)
                          NOTES TO FINANCIALSTATEMENTS
                               SEPTEMBER 30, 2002

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

As of September 30, 2002 and 2001, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                     June 30,
                                   -----------
                               2002            2001
                             -------           -------

 Basic and diluted        12,180,000          9,330,000
                           =======             ========

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



                                 RUNCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

NOTE 2 -        RELATED PARTY TRANSACTIONS

Due to Related Party

                    September 30,   December 31,'
                        2002           2001
                      ---------     ----------
B. Phan             $  309,247      $ 166,569
J. Nikiforuk            35,375         25,766
Autoeye, Inc.            9,891         25,780
R. Gentles              48,509         25,448
                     ----------       ---------
                    $  403,022      $ 243,563
                      ========        ========

For the nine months ended September 30, 2002 and during the year ended December 31, 2001, the Company has advances to/from a related party. Interest on these advances, totaling $10,464 and $12,656, respectively, was imputed at a rate of 4.5%. Interest was recorded in the statement of operations, with a corresponding contribution to capital.

                                  RUNCORP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3 -        PROPERTY AND EQUIPMENT

Property and equipment at cost, consisted of the following:

                               September 30,     December 31,
                                   2002             2001
                                ---------       ----------
Computer Equipment            $   13,075      $    13,075
Computer Software                 18,808           18,808
Furniture and Office Equipment    14,378           14,378
Leasehold Improvement              3,307            3,307
                                ----------      -----------
                                  49,568           49,568
 Less:Accumulated Depreciation   (21,465)         (13,995)
                                ----------      -----------
Property and Equipment, net  $   28,103      $     35,573
                                ========          ========

For the nine months ended September 30, 2002, depreciation and amortization expense was $7,470.

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

Our monthly expenditures are minimal and are covered by $41,675.

For the three and nine months ended September 30, 2002, we had total operating expenses of $72,196 and $375,081, respectively, compared to $92,885 and $213,847 for the three and nine months ended September 30, 2001. The increase in operating expenses is due to miscellaneous consulting expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

The registrant's principal executive officer and principal financial officer has evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that disclosure controls and procedures of the registrant have ensured that material information relating to the registrant, including its consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)     Changes in internal controls

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.



ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION


None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
Exhibit No.           Description
-----------        -----------------
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

4.2     Form of Common Stock Purchase Warrant (incorporated by reference to
Exhibit 4.2 to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002).

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

99.3*   Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

99.4*   Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

* Filed herewith

(b) Reports on Form 8-K

August 15, 2002 On August 8, 2002, the Board of Directors approved the engagement of Keith Margetson, Chartered Accountant, to serve as the Registrant's independent public accountant replacing Merdinger, Fruchter, Rosen & Co., P.C. The Registrant amended this Report on August 20, 2002.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RUNCORP INC.


Date:  November 14, 2002          By:     /s/ David Phan
                                 --------------------------------
                                              David Phan,
                                   President and Chief Executive Officer




Date:  November 14, 2002           By:     /s/ Robert Gentles
                                      --------------------------
                                             Robert Gentles
                                        Chief Financial Officer

                                 CERTIFICATION